Form 10-Q
period 2014-03-31
Tower Group International, Ltd.
filed 2014-06-19
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,297,589 shares of common stock, par value $0.01 per share, as of June 16, 2014.

Tower Group International, Ltd.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2014

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group International, Ltd.

Consolidated Balance Sheets

($ in thousands, except par value and share amounts)	(Unaudited) March 31, 2014	(Audited) December 31, 2013
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $1,230,568 and $1,364,157)	$1,244,495	$1,390,146
Equity securities (cost of $52,140 and $94,957)	60,483	104,107
Short-term investments (cost of $2,000 and $5,925)	2,000	5,897
Other invested assets	54,607	96,155
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $203,106 and $249,477)	206,906	252,549
Equity securities (cost of $2,751 and $2,751)	2,724	2,523
Total investments	1,571,215	1,851,377
Cash and cash equivalents (includes $44,290 and $5,684 relating to Reciprocal Exchanges)	454,876	293,898
Investment income receivable (includes $1,826 and $2,325 relating to Reciprocal Exchanges)	12,106	17,493
Premiums receivable (includes $44,292 and $42,348 relating to Reciprocal Exchanges)	274,151	309,499
Reinsurance recoverable on paid losses (includes $514 and $1,989 relating to Reciprocal Exchanges)	36,833	68,963
Reinsurance recoverable on unpaid losses (includes $15,025 and $15,392 relating to Reciprocal Exchanges)	388,639	570,860
Prepaid reinsurance premiums (includes $21,684 and $22,226 relating to Reciprocal Exchanges)	481,172	186,476
Deferred acquisition costs, net (includes $8,312 and $9,611 relating to Reciprocal Exchanges)	22,167	95,096
Intangible assets (includes $6,221 and $6,337 relating to Reciprocal Exchanges)	79,684	79,936
Funds held by reinsured companies	88,349	98,816
Other assets (includes $2,088 and $1,395 relating to Reciprocal Exchanges)	309,421	383,131
Total assets	$3,718,613	$3,955,545
Liabilities
Loss and loss adjustment expenses (includes $100,505 and $107,313 relating to Reciprocal Exchanges)	$2,044,287	$2,081,285
Unearned premium (includes $105,000 and $106,067 relating to Reciprocal Exchanges)	685,619	763,112
Reinsurance balances payable (includes $4,595 and $4,872 relating to Reciprocal Exchanges)	202,564	89,820
Funds held under reinsurance agreements (includes $23 and $22 relating to Reciprocal Exchanges)	81,370	222,159
Other liabilities (includes $17,447 and $17,234 relating to Reciprocal Exchanges)	257,476	286,171
Deferred income taxes (includes $19,181 and $19,181 relating to Reciprocal Exchanges)	29,688	29,508
Debt	383,564	382,770
Total liabilities	3,684,568	3,854,825
Contingencies (Note 16)	-	-
Shareholders' equity
Common stock ($0.01 par value; 150,000,000 shares authorized, 57,437,157 and 57,437,157 shares issued, and 57,311,488 and 57,381,686 shares outstanding)	574	574
Treasury stock (125,669 and 55,471 shares)	(88)	(39)
Paid-in-capital	814,899	815,119
Accumulated other comprehensive loss	(32,198)	(19,507)
Retained earnings (accumulated deficit)	(747,074)	(700,596)
Tower Group International, Ltd. shareholders’ equity	36,113	95,551
Noncontrolling interests	(2,068)	5,169
Total shareholders’ equity	34,045	100,720
Total liabilities and shareholders’ equity	$3,718,613	$3,955,545

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Revenues
Net premiums earned	$111,544	$421,886
Ceding commission revenue	10,802	5,439
Insurance services revenue	565	128
Policy billing fees	2,676	3,150
Net investment income	15,358	30,317
Net realized investment gains (losses):
Other-than-temporary impairments	(1,258)	(689)
Portion of loss recognized in other comprehensive income	351	-
Other net realized investment gains	23,170	7,540
Total net realized investment gains (losses)	22,263	6,851
Total revenues	163,208	467,771
Expenses
Loss and loss adjustment expenses	102,561	275,732
Commission expense	25,049	82,521
Other operating expenses	78,877	82,736
Acquisition-related transaction costs	646	19,056
Interest expense	7,010	7,808
Total expenses	214,143	467,853
Other income (expense)
Equity income in unconsolidated affiliate	-	128
Income (loss) before income taxes	(50,935)	46
Income tax expense (benefit)	963	(1,590)
Net income (loss)	$(51,898)	$1,636
Less: Net income (loss) attributable to Noncontrolling interests	(5,420)	(11,281)
Net income (loss) attributable to Tower Group International, Ltd.	$(46,478)	$12,917
Earnings (loss) per share attributable to Tower Group International, Ltd. shareholders:
Basic	$(0.81)	$0.28
Diluted	$(0.81)	$0.28
Weighted average common shares outstanding:
Basic	57,150	45,614
Diluted	57,150	45,688
Dividends declared and paid per common share	$-	$0.17

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2014	2013
Net income (loss)	$(51,898)	$1,636
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains (losses) arising during periods	9,853	(371)
Less: Reclassification adjustment for investment (gains) losses included in net income	(20,970)	(6,467)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(351)	-
Cumulative translation adjustment	-	(3,611)
Deferred gain on cash flow hedge	428	1,598
Other comprehensive income (loss) before tax	(11,040)	(8,851)
Income tax benefit (expense) related to items of other comprehensive income (loss)	-	2,721
Other comprehensive income (loss), net of income tax	(11,040)	(6,130)
Comprehensive income (loss)	$(62,938)	$(4,494)
Less: Comprehensive income (loss) attributable to Noncontrolling interests	(3,769)	(12,966)
Comprehensive income (loss) attributable to Tower Group International, Ltd.	$(59,169)	$8,472

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Treasury	Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Noncontrolling	Total Shareholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (Loss)	Deficit)	Interests	Equity
Balance at December 31, 2012	53,048	$530	$(181,435)	$780,036	$82,756	$268,171	$34,160	$984,218
Dividends declared	-	-	-	-	-	(7,201)	-	(7,201)
Stock based compensation	240	3	(5,853)	11,561	-	-	-	5,711
Merger Transaction with Canopius Bermuda	14,026	140	-	207,207	-	-	-	207,347
Extinguishment of treasury stock in connection with Canopius Merger Transaction	(9,882)	(99)	187,288	(187,189)	-	-	-	-
Termination of convertible senior notes hedge and warrants	-	-	-	541	-	-	-	541
Net income (loss)	-	-	-	-	-	12,917	(11,281)	1,636
Other comprehensive income (loss)	-	-	-	-	(4,445)	-	(1,685)	(6,130)
Balance at March 31, 2013	57,432	$574	$-	$812,156	$78,311	$273,887	$21,194	$1,186,122
Balance at December 31, 2013	57,437	$574	$(39)	$815,119	$(19,507)	$(700,596)	$5,169	$100,720
Dividends declared	-	-	-	-	-	-	-	-
Stock based compensation	-	-	(49)	(220)	-	-	-	(269)
Net income (loss)	-	-	-	-	-	(46,478)	(5,420)	(51,898)
Other comprehensive income (loss)	-	-	-	-	(12,691)	-	1,651	(11,040)
Ownership change in noncontrolling interest in consolidated partnerships	-	-	-	-	-	-	(3,468)	(3,468)
Balance at March 31, 2014	57,437	$574	$(88)	$814,899	$(32,198)	$(747,074)	$(2,068)	$34,045

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2014	2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$(51,898)	$1,636
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	-	(128)
Net realized investment (gains) losses	(22,263)	(6,851)
Depreciation and amortization	1,288	9,493
Amortization of bond premium or discount	1,499	3,262
Amortization of debt issuance costs	(362)	(467)
Amortization of restricted stock	8	12,281
Deferred income taxes	180	(5,433)
Changes in operating assets and liabilities:
Investment income receivable	5,387	(4,158)
Premiums receivable	35,348	3,756
Reinsurance recoverable	214,351	45,937
Prepaid reinsurance premiums	(294,696)	(17,827)
Deferred acquisition costs, net	72,929	(12,076)
Funds held by reinsured companies	12,363	6,705
Other assets	34,858	35,148
Loss and loss adjustment expenses	(36,998)	(95,042)
Unearned premium	(77,493)	31,194
Reinsurance balances payable	112,744	(1,342)
Funds held under reinsurance agreements	(140,789)	(25,215)
Other liabilities	(58,357)	(35,956)
Net cash flows provided by (used in) operations	(191,901)	(55,083)
Cash flows provided by (used in) investing activities:
Cash acquired in Canopius Merger Transaction	-	134,741
Purchase of fixed assets	-	(5,866)
Purchase of fixed-maturity securities	(415,207)	(124,322)
Purchase of equity securities	(57,794)	(366,141)
Change in short-term investments	3,947	2,746
Net sales (purchases) of other invested assets	38,397	(1,155)
Sale of fixed-maturity securities	635,091	123,684
Maturity of fixed-maturity securities	14,546	52,233
Sale of equity securities	100,940	375,180
Change in restricted cash	1,325	1,929
Net cash flows provided by (used in) investing activities	321,245	193,029
Cash flows provided by (used in) financing activities:
Decrease in deposit assets	35,151	-
Noncontrolling interests - change in ownership interest	(3,468)	-
Proceeds from convertible senior notes hedge termination	-	2,380
Payment for warrants termination	-	(1,000)
Issuance of common stock under stock-based compensation programs	-	2
Excess tax benefits from share-based payment arrangements	-	1,111
Treasury stock acquired-net employee share-based compensation	(49)	(5,852)
Dividends paid	-	(7,201)
Net cash flows provided by (used in) financing activities	31,634	(10,560)
Increase (decrease) in cash and cash equivalents	160,978	127,386
Cash and cash equivalents, beginning of period	293,898	83,800
Cash and cash equivalents, end of period	$454,876	$211,186

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business

Tower Group International, Ltd. (“TGIL”, the Company” or “Tower”) offers a range of commercial, assumed reinsurance and personal property and casualty insurance products and services through its subsidiaries to businesses and to individuals. The Company’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “TWGP”.

Significant Business Developments and Risks and Uncertainties

Proposed Merger with ACP Re

On January 3, 2014, Tower entered into an Agreement and Plan of Merger (the “Original ACP Re Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”). Subject to the satisfaction or waiver of the conditions therein, it is expected Merger Sub would merge with and into Tower (the “Merger”), with Tower as the surviving corporation in the Merger and a wholly owned subsidiary of ACP Re. ACP Re is a Bermuda based reinsurance company. The controlling shareholder of ACP Re is a trust established by the founder of AmTrust Financial Services, Inc. (“AmTrust”), National General Holdings Corporation (“NGHC”) and Maiden Holdings, Ltd.

On May 8, 2014, Tower entered into Amendment No. 1 to the Agreement and Plan of Merger (the “ACP Re Amendment”, and, together with the Original ACP Re Merger Agreement, the “ACP Re Merger Agreement”) with ACP Re and Merger Sub. The ACP Re Amendment, among other things, (1) reduces the per share consideration to be received by holders of Tower’s common shares in the Merger from $3.00 per share to $2.50 per share, (2) reduces the termination fee that Tower would, under certain circumstances, be required to pay to ACP Re in the event of a termination of the merger agreement, (3) extends to November 15, 2014 both the date by which Tower must hold its shareholders meeting to vote on the Merger and the deadline for completing the merger before either party can terminate the ACP Re Merger Agreement, (4) excludes from the material adverse effect closing condition any continued adverse results of Tower’s operations or deterioration of its financial condition resulting from (a) losses and loss adjustment expenses incurred under new, renewal or in-force insurance and reinsurance related policies, insurance and reinsurance related contracts, and insurance and reinsurance related binders, (b) operating expenses, including acquisition expenses, associated with the maintenance by Tower of its agency relationships, employees and facilities to operate its business in the ordinary course or (c) the insufficiency of Tower’s loss reserves (including IBNR reserves), (5) also excludes from the material adverse effect closing condition any effect resulting from facts or circumstances disclosed in any of Tower’s previous SEC filings, (6) eliminates the condition in the Original ACP Re Merger Agreement that holders of shares representing more than 15% of Tower’s share capital shall not have exercised dissenter’s rights, (7) provides that the closing condition in the Original ACP Re Merger Agreement requiring that each of Tower’s U.S. insurance subsidiaries shall have risk based capital that is equal to or exceeds its relevant company action level risk based capital will be deemed to have been satisfied if Tower and its subsidiaries have, on a consolidated basis, sufficient capital that could be reallocated among Tower’s insurance subsidiaries so that such condition could be satisfied and (8) provides that all of Tower’s representations and warranties in the ACP Re Merger Agreement will be qualified by disclosures made in Tower’s previous SEC filings.

Notwithstanding any other statement in this Form 10-Q or any other document, many of the conditions for closing the ACP Re Merger Agreement remain outstanding and there can be no assurance that they will be satisfied or that the transaction will be consummated or when it may close.

Pursuant to the terms of the ACP Re Merger Agreement, at the effective time of the merger, each outstanding share of Tower's common stock, par value $0.01 per share (the “Common Shares”), following the settlement of all outstanding equity awards, will be converted into the right to receive $2.50 in cash, with an aggregate value of approximately $143.3 million.

Each of the parties has made representations and warranties in the ACP Re Merger Agreement. Tower has agreed to certain covenants and agreements, including, among others, (i) to conduct its business in the ordinary course of business, consistent with past practice, during the period between the execution of the ACP Re Merger Agreement and the closing of the merger, (ii) not to solicit alternate transactions, subject to a customary "fiduciary out" provision which allows Tower under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that Tower's Board of Directors has determined, in its good faith judgment, is appropriate in furtherance of the best interests of Tower, and (iii) to call and hold a special shareholders' meeting and recommend adoption of the ACP Re Merger Agreement.

On the same day as the execution of the Original ACP Re Merger Agreement, the controlling shareholder of ACP Re provided to Tower a guarantee for the payment of the merger consideration, effective upon the closing of the merger.

The ACP Re Merger Agreement was unanimously approved by the respective Boards of Directors of ACP Re and Tower, and is conditioned, among other things, on: (i) the approval of Tower's shareholders, (ii) receipt of governmental approvals, including antitrust and insurance regulatory approvals (on January 30, 2014, the Company was granted early termination of the Hart-Scott-Rodino waiting period which requires persons contemplating certain mergers or acquisitions to give the Federal Trade

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Commission and the Assistant Attorney General advanced notice and to wait designated periods before consummation of such plans), (iii) the absence of any law, order or injunction prohibiting the merger, (iv) the accuracy of each party's representations and warranties (subject to customary materiality qualifiers), and (v) each party's compliance with its covenants and agreements contained in the ACP Re Merger Agreement. In addition, ACP Re's obligation to consummate the merger is subject to the non-occurrence of any material adverse effect on Tower, as well as the absence of any insolvency-related event affecting Tower.

There is no financing condition to consummation of the transactions contemplated by the ACP Re Merger Agreement.

The ACP Re Merger Agreement provides certain termination rights for each of Tower and ACP Re, and further provides that upon termination of the ACP Re Merger Agreement, under certain circumstances, Tower will be obligated to reimburse ACP Re for certain of its transaction expenses, subject to a cap of $2 million, and to pay ACP Re a termination fee of $6.8 million, net of any transaction expenses it has reimbursed.

Cut-Through Reinsurance Agreements

On the same day as the execution of the Original ACP Re Merger Agreement, several subsidiaries of Tower entered into two Cut-Through Reinsurance Agreements, pursuant to which a subsidiary of AmTrust and a subsidiary of NGHC provide 100% quota share reinsurance and a cut-through endorsement to cover all eligible new and renewal commercial and personal lines business, respectively, and at their option, losses incurred on or after January 1, 2014 on not less than 60% of the in-force business. Tower received confirmation on January 16, 2014 from AmTrust and NGHC that they would exercise such option to reinsure on a cut-through basis losses incurred on or after January 1, 2014 under in-force policies with respect to (1) in the case of AmTrust, approximately 65.7% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its ongoing commercial lines business, and (2) in the case of NGHC, 100% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its personal lines segment business. Tower receives a 20% ceding commission from AmTrust or NGHC on all Tower unearned premiums that are subject to the Cut-Through Reinsurance Agreements and a 22% ceding commission on 2014 ceded premiums.

As a result of the Cut-Through Reinsurance Agreements, unearned premiums net of reinsurance aggregating $327.7 million at December 31, 2013 (of which $194.0 million and $133.7 million were from the commercial insurance and personal insurance segments, respectively) were transferred to AmTrust and NGHC. The transfer of the unearned premium reserves at December 31, 2013 are recorded as negative written premiums in the first quarter 2014. In the first quarter 2014, net written premiums of $168.1 million were transferred to AmTrust and NGHC for renewal business and new policies issued with policy effective dates in 2014 (of which $114.6 million and $53.5 million were from the commercial insurance and personal insurance segments, respectively).

The accompanying financial statements for 2014 reflect the impact of the Cut-Through Reinsurance Agreements, and therefore the trends and relationships of net premiums written, premiums earned, acquisition expenses and losses incurred will differ materially from the same period in 2013.

Managing General Agent Agreements

On April 1, 2014, a wholly-owned subsidiary of the Company, Tower Risk Management (“TRM”), entered into managing general agent agreements (the “MGA Agreements”), dated as of January 3, 2014, with AmTrust and NGHC pursuant to which TRM serves as underwriting manager on behalf of AmTrust and NGHC with respect to the commercial lines business and personal lines business covered by the Cut-Through Reinsurance Agreements.

Under the MGA Agreements, TRM solicits, receives, underwrites, accepts, non-renews and cancels insurance risks for certain commercial lines business and personal lines business of AmTrust and NGHC in return for commissions.

The MGA Agreements will terminate on January 2, 2015 unless terminated earlier by TRM, AmTrust or NGHC by mutual agreement or by either of the parties under certain circumstances. With respect to AmTrust and NGHC, they may terminate their respective MGA Agreements if, among other things, the merger as contemplated by the merger agreement is consummated, if TRM or any of its affiliates, including the Company, becomes insolvent or if all or a controlling portion of TRM’s capital stock or all or any portion of its business is sold, transferred or merged into a third party and AmTrust or NGHC believes that such sale, transfer or merger has, or could have, a material adverse impact on AmTrust’s or NGHC’s interests.

Other Reinsurance Agreements

In the third quarter of 2013, Tower entered into agreements with three reinsurers, Arch Reinsurance Ltd. (“Arch”), Hannover Re (Ireland) Plc. (“Hannover”) and Southport Re (Cayman), Ltd. (“Southport Re”). These agreements provided for surplus enhancement and improved certain financial leverage ratios, while increasing the Company's financial flexibility. The agreements with Arch and Hannover each consisted of one reinsurance agreement while the arrangement with Southport Re consisted of several agreements. The agreements with Arch and Hannover covered business written from July 1, 2013 to December 31, 2013, as well as unearned premiums at June 30, 2013.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As a result of the announced merger agreement with ACP Re, it was decided that the Southport treaties should be commuted. As a result of a negotiation between the Company and Southport, the treaties were commuted effective as of February 19, 2014, with the result of the commutation being that all premiums paid to Southport by the Company were returned to the Company, and all liabilities assumed by Southport were cancelled, and such liabilities became the obligation of the Company.

A.M. Best, Fitch and Demotech Downgrade the Company’s Financial Strength and Issuer Credit Ratings

On May 9, 2014, A.M. Best lowered the financial strength ratings of each of Tower’s insurance subsidiaries from “B” (Fair) to “C++” (Marginal), as well as the issuer credit ratings of each of Tower’s insurance subsidiaries from “bb” to “b”. In addition, on May 9, 2014, A.M. Best downgraded the issuer credit rating of Tower Group, Inc. (“TGI”) as well as the debt rating on its $150 million 5.00% senior convertible notes due 2014 (the “Notes”) to “cc” from “b-”. On the same date, A.M. Best also downgraded the financial strength rating of CastlePoint Reinsurance Company, Ltd. (Bermuda) to “C++” (Marginal) from “B-” (Fair) and its issuer credit rating to “b” from “bb” and downgraded the issuer credit rating of Tower Group International, Ltd. to “cc” from “b-”. TGI and each of its insurance subsidiaries currently are and will continue to be under review with developing implications. In downgrading Tower’s ratings, A.M. Best stated that its actions took “into consideration Tower’s most recent Securities and Exchange Commission 10K filing, which included an additional $63 million of prior year reserve development, further reductions in GAAP shareholders’ equity as well as ongoing declines in statutory policyholders’ surplus and risk-adjusted capitalization, as measured by Best’s Capital Adequacy Ratio (BCAR). These ratings factors are in addition to the diminished shareholder’s equity and reserves actions already taken by Tower during the year. These rating actions also consider the material adverse impact these changes had on all of Tower’s entities in terms of their ability to operate as going concerns. This action also contemplates the amended merger agreement announced by Tower.”

On May 13, 2014, Fitch withdrew all ratings on Tower and its operating subsidiaries due to a lack of robust data to maintain the ratings. Previously, on January 6, 2014, Fitch revised Tower’s rating watch status to “evolving” from “negative” following the ACP Re merger announcement, and stated that “[t]he Evolving Watch reflects that the ratings could go up if the merger closes; however, ratings could be lowered if the merger does not occur and [the Company] is unsuccessful in addressing upcoming debt maturity or if additional reserve deficiencies develop.” On January 2, 2014, Fitch downgraded Tower’s issuer default rating from “B” to “CC” and the insurer strength ratings of its insurance subsidiaries from “BB” to “B”. On October 7, 2013, Fitch downgraded Tower’s issuer default rating to “B” (the sixth highest of 11 such ratings) from “BBB” and the insurer strength ratings of its insurance subsidiaries to “B” (the fifth highest of Fitch Ratings’ nine such ratings) from “A-”. In downgrading such ratings, Fitch stated that it “is concerned that Tower’s competitive position has been materially damaged, negatively impacting the Company’s financial flexibility and ability to write new business” and that “the magnitude of the second quarter charges was large enough to cause several key ratios to fall well outside of previously established ratings downgrade triggers, which resulted in the multi-notch downgrade.”

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

Previously, on October 7, 2013, Demotech had lowered its rating on Tower Insurance Company of New York (“TICNY”) and three other U.S. based insurance subsidiaries (Kodiak Insurance Company, Massachusetts Homeland Insurance Company and York Insurance Company of Maine) from A’ (A prime) to A (A exceptional). In addition, Demotech removed its previous A’ (A prime) rating on six other U.S. based insurance subsidiaries (CastlePoint Florida Insurance Company, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, North East Insurance Company and Preserver Insurance Company). Demotech also affirmed its A ratings on Adirondack Insurance Exchange, New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company and Mountain Valley Indemnity Company.

Management expects these rating actions, in combination with other items that have impacted the Company in 2013, to result in a significant decrease in the amount of premiums the insurance subsidiaries are able to write. The Company had gross written premiums of $302.7 million and $551.2 million in the three months ended March 31, 2014 and 2013, respectively. The majority of the 2014 written premiums were transferred to AmTrust and NGHC pursuant to the Cut-Through Reinsurance Agreements.

In January 2014, Tower’s Board of Directors approved the Merger with ACP Re. In light of the adverse ratings actions, concurrent with entering into the Original ACP Re Merger Agreement Tower entered into cut-through reinsurance treaties with affiliates of ACP Re. As a result of the Merger, and the execution of the cut-through reinsurance treaties, Tower believes its insurance subsidiaries will retain significant portions of their business.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Statutory Capital

The Company is required to maintain minimum capital and surplus for each of its insurance subsidiaries.

U.S. based insurance companies are required to maintain capital and surplus above Company Action Level, which is a calculated capital and surplus number using a risk-based formula adopted by the state insurance regulators. The basis for this formula is the National Association of Insurance Commissioners’ (“NAIC’s”) risk-based capital (“RBC”) system and is designed to measure the adequacy of a U.S. regulated insurer’s statutory capital and surplus compared to risks inherent in its business. If an insurance entity falls into Company Action Level, its management is required to submit a comprehensive financial plan that identifies the conditions that contributed to the financial condition. This plan must contain proposals to correct the financial problems and provide projections of the financial condition, both with and without the proposed corrections. The plan must also outline the key assumptions underlying the projections and identify the quality of, and problems associated with, the underlying business. Depending on the level of actual capital and surplus in comparison to the Company Action Level, the state insurance regulators could increase their regulatory oversight, restrict the placement of new business, or place the company under regulatory control. Bermuda based insurance entities’ minimum capital and surplus requirements are calculated from a solvency formula prescribed by the Bermuda Monetary Authority (the “BMA”).

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Reinsurance Company (“CastlePoint Re”), one of its Bermuda based insurance subsidiaries. The obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to Tower Reinsurance, Ltd. (“TRL”), Tower’s other Bermuda based insurance subsidiary. On February 5, 2014, the BMA approved the transfer of $167.3 million in unencumbered liquid assets from TRL to CastlePoint Re, allowing CastlePoint Re to increase the funding in the reinsurance trust for the benefit of TICNY. As of March 31, 2014, CastlePoint Re is required to collateralize $603.5 million of its assumed reserves in a reinsurance trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. As of March 31, 2014, CastlePoint Re held $555.4 million in its reinsurance trust.

Based on RBC calculations as of December 31, 2013, six of Tower’s ten U.S. based insurance subsidiaries had capital and surplus below Company Action Level and did not meet the minimum capital and surplus requirements of their respective state regulators. As a result, management has discussed the ACP Re Merger Agreement and the Cut-Through Reinsurance Agreements and provided its 2014 RBC forecasts to the regulators to document the Company’s business plan to bring two of these U.S based insurance subsidiaries’ capital and surplus levels above Company Action Level.

As a result of the recognition of the ceding commission relating to the Cut-Through Reinsurance Agreements executed with AmTrust and NGHC in January 2014, the U.S. based insurance subsidiaries’ capital and surplus increased significantly from December 31, 2013 to January 1, 2014, as the U.S. based subsidiaries transferred a significant portion of their commercial lines unearned premium to a subsidiary of AmTrust and all of their personal lines unearned premiums to a subsidiary of NGHC. Accordingly, as of January 1, 2014, the effect of the Cut-Through Reinsurance Agreements increased the surplus of two of the U.S. based insurance subsidiaries such that their capital and surplus levels exceeded Company Action Level.

In 2013, the New York State Department of Financial Services (“NYDFS”) issued orders for seven of Tower’s insurance subsidiaries, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries’ business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters. Tower’s management and Board of Directors have held discussions with the NYDFS, and Tower has been complying with the orders and oversight.

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

On May 7, 2014, the Illinois Department of Insurance (the “IDI”) sent a letter to the Company’s Illinois insurance subsidiary instructing such subsidiary to provide a plan to strengthen its risk based capital level as shown in its statutory annual financial statement. The subsidiary expects to submit such plan to the IDI by June 20, 2014 in accordance with the letter.

On May 20, 2014, the Massachusetts Department of Insurance (the “MDOI”) entered an amended order of administrative supervision with respect to two of Tower’s insurance subsidiaries (collectively, the “Massachusetts Insurers”). Under the terms of the order, the Massachusetts Insurers are subject to enhanced reporting requirements to the MDOI and are restricted from selling or encumbering assets or incurring debt, making material changes in management, entering into employment agreements, writing any new business other than policies that are 100% reinsured to affiliates of AmTrust and NGHC pursuant to the Cut-Through Reinsurance Agreements that are currently in effect with such entities, declaring or paying dividends, making new investments or changing investment practices, entering into new reinsurance agreements and increasing the compensation of officers or directors, in each case without the consent of the MDOI. Given that substantially all of the new business production of the Massachusetts Insurers is reinsured pursuant to the Cut-Through Reinsurance Agreements referenced above, the Company believes that the order will not have a material impact on the ability of the Massachusetts Insurers to continue to write new

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

business. Also, under the terms of the order, the Company must prepare and submit to the MDOI a preliminary operations plan no later than June 1, 2014. The plan must include detailed information describing the steps the Company is taking to enable it to repay its convertible senior debt holders and continue operations as a going concern in the event its pending merger with ACP Re does not occur. Accordingly, the Company has engaged Greenhill & Co., LLC to advise it in connection with its 5.00% convertible senior notes due September 2014. The Company submitted such plan on May 29, 2014.

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

On June 4, 2014, Tower National Insurance Company (“TNIC”), a Massachusetts domiciled insurance subsidiary of the Company, received notice from the Ohio Department of Insurance (“ODOI”) in respect of the decrease in TNIC’s statutory capital below Ohio’s minimum capital requirements. Subsequently, TNIC agreed to enter into a consent order with the ODOI on June 11, 2014, the terms of which are still being finalized. The Company expects that the consent order will require TNIC to cease writing any new or renewal insurance business in Ohio until TNIC’s statutory capital deficiency has been resolved to the satisfaction of the ODOI. For the year ended December 31, 2013, TNIC wrote $843 thousand of business in Ohio. TICNY has a license to write business in Ohio, and there have been no restrictions placed against this license.

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

Liquidity

TGI is the obligor under the $150 million Convertible Senior Notes due September 15, 2014. The indebtedness of TGI is guaranteed by TGIL.

The Company’s plan to repay the Notes is related to the closing of the ACP Re Merger Agreement. The Company has engaged Greenhill & Co., LLC to advise it in the event that the ACP Re Merger Agreement does not close. The Company would evaluate the use of proceeds from the potential sale of certain assets held at TGI to repay the Notes. The Company can provide no assurance that it would be successful in finalizing the liquidation of the assets held at TGI or that, if it is successful, the proceeds of such liquidation would be sufficient to repay the Notes.

As of March 31, 2014, there were $235.1 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, which matures in May 2033. If an event of default occurs and is continuing, the entire principal and the interest accrued on the affected subordinated indenture may be declared to be due and payable immediately. Pursuant to a notice sent to the applicable holders of the subordinated debentures on June 18, 2014, four indirect wholly-owned non-insurance subsidiaries (the “Issuers”) of Tower Group International, Ltd. exercised their respective contractual rights pursuant to an indenture, dated as of December 1, 2006, by and between CastlePoint Management Corp. and Wilmington Trust Company, an indenture, dated as of December 14, 2006, by and between CastlePoint Management Corp. and Wilmington Trust Company, an indenture, dated as of September 27, 2007, by and between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, an indenture, dated as of January 25, 2007, by and between Tower Group, Inc. and Wilmington Trust Company, an indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank, an indenture, dated as of December 21, 2004, by and between Tower Group, Inc. and JPMorgan Chase Bank, National Association, an indenture, dated as of December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, an indenture, dated as of March 31, 2006, by and between Tower Group, Inc. and Wells Fargo Bank, National Association, and an indenture, dated as of May 26, 2004, by and between Preserver Group, Inc. and Wilmington Trust Company, to defer the payment of regularly scheduled interest payments on their outstanding junior subordinated debentures issued in connection with outstanding trust preferred securities. Under the terms of such indentures, the Issuers may defer interest payments for twenty consecutive quarterly periods without default or penalty. The interest on these debentures will continue to accrue.

The merger with ACP Re is expected to close in the summer of 2014, and there are contractual termination rights available to each of Tower and ACP Re under various circumstances. There can be no assurance that the merger will close, or that it will close under the same terms and conditions contained in the ACP Re Merger Agreement, or as to when it may close.

Dividends

U.S. state insurance regulations restrict the ability of our insurance subsidiaries to pay dividends to Tower Group International, Ltd. as their ultimate parent (the “Holding Company”). Generally dividends may only be paid out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. As of March 31, 2014, no dividends may be paid to the Holding Company without the approval of the state regulators or BMA, as appropriate.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company and certain of its current and former senior officers have been named as defendants in several class action lawsuits instituted against them by certain shareholders. In addition, the Company and certain of its current and former directors, along with certain other parties, have been named as defendants in a putative class action lawsuit instituted against them by another purported shareholder. See “Note 16 – Contingencies” for additional detail on such litigation.

Note 2—Accounting Policies and Basis of Presentation

Basis of Presentation

The 2013 Canopius Merger Transaction (see “Note 3 – Canopius Merger Transaction” in the Notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on May 2, 2014 (“the 2013 Form 10-K”)) was accounted for as a reverse acquisition, under which TGI was identified and treated as the accounting acquirer. As such, the Company’s 2013 unaudited consolidated financial statements include the accounts and operations of TGI and its insurance subsidiaries, managing general agencies and management companies as its historical financial statements, with the results of Tower Group International, Ltd., as accounting acquiree, being included from March 13, 2013, the effective date of the Canopius Merger Transaction. The unaudited consolidated financial statements also include the accounts of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies.

The unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2013 and notes thereto included in the Company’s 2013 Form 10-K. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. All intercompany transactions have been eliminated in consolidation.

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

Accounting Pronouncements

Accounting guidance adopted in 2014

In March 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Codification (“ASC”) update addressing whether consolidation guidance or foreign currency guidance applies to the release of the cumulative translation adjustment into net income when a parent sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or net assets that are a business (other than a sale of in-substance real estate) within a foreign entity. The guidance also resolves the diversity in practice for the cumulative translation adjustment treatment in business combinations achieved in stages involving foreign entities.

Under this standard, the entire amount of the cumulative translation adjustment associated with the foreign entity should be released into earnings when there has been: (i) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete or substantially complete liquidation of the foreign entity in which the subsidiary or the net assets had resided; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a change in accounting method from applying the equity method to an investment in a foreign entity to consolidating the foreign entity. The standard is effective for fiscal years and interim periods beginning after December 15, 2013, and will be applied prospectively. We adopted the standard effective January 1, 2014 with no material effect on our consolidated financial condition, results of operations or cash flows.

In July 2013, the FASB clarified the applicable guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward as long as it is available, at the reporting date under the tax law of the applicable jurisdiction, to settle any additional income taxes that would result from the disallowance of a tax position (with certain exceptions). The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASC update is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We adopted the standard effective January 1, 2014 with no material effect on our consolidated financial condition, results of operations or cash flows.

In July 2013, the FASB issued an accounting standard that permits the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury rates and LIBOR. The standard also removes the prohibition on the use of differing benchmark rates when entering into similar hedging relationships. The standard became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 to the extent the Federal Funds Effective Swap Rate is used as a U.S. benchmark interest rate for hedge accounting purposes. The Company will apply this guidance if and when it enters into any new hedging relationships.

Accounting guidance not yet effective

In April 2014, the FASB issued updated guidance on reporting discontinued operations. Under this updated guidance, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The guidance raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The updated guidance is effective prospectively for years beginning on or after December 15, 2014, with early application permitted. The Company will apply this new guidance in any future disposals and the impacts, if any, on the Company’s consolidated financial condition, results of operations or cash flows will be dependent on the nature of such disposals.

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers. The FASB notes that the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The guidance sets out five steps an entity should undertake to fulfill the core principle of the guidance as follows:

•	Identify the contract(s) with a customer.

•	Identify the performance obligations in the contract.

•	Determine the transaction price.

•	Allocate the transaction price to the performance obligations in the contract.

•	Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. While the guidance specifically excludes revenues from insurance contracts, investments and financial instruments from the scope of the new guidance, the guidance will be applicable to the Company’s other forms of revenue not specifically exempted from the guidance. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

Note 3—Investment in Canopius Group Limited (“Canopius Group”)

See “Note 3 – Canopius Merger Transaction” in the Notes to the consolidated financial statements in the Company’s 2013 Form 10-K for further discussion on the March 13, 2013 Canopius Merger transaction.

On December 13, 2013, Tower closed a sale to an investment fund managed by Bregal Capital LLP (“Bregal”) of all of the shares of the capital stock of Canopius Group owned by Tower. The initial purchase price for the Canopius shares was $69.7 million (£42.5 million), which has been paid in full to Tower. In addition, if Bregal subsequently entered into a legally binding contract for the sale or other transfer of shares representing a majority of the voting power of Canopius Group within six months after the date of Tower’s sale of such stock to Bregal, a further cash payment would be made by Bregal to Tower. This additional cash payment would be equivalent to the excess, if any, of (1) one-third of the difference between the amount in British pound sterling paid for the shares previously owned by Tower in such sale and £40.6 million (plus Tower’s share of expenses of such sale), minus (2) £1.95 million (the “Additional Payment”). On May 1, 2014, NKSJ Holdings closed on its acquisition, through its insurance subsidiary Sompo Japan Insurance, Inc. of 100% of the shares of Canopius Group from Bregal. The Additional Payment meets the definition of a derivative. As of March 31, 2014 and December 31, 2013, the fair value of this derivative recorded in other assets was $7.8 million and $9.3 million, respectively. The change in fair value has been recorded in net realized losses on the statement of operations for the three months ended March 31, 2014. In May 2014, Tower received $5.8 million of the estimated $7.8 million. Tower expects to receive additional consideration in the second or third quarter of 2014, as the closing balance sheet associated with the sale transaction is completed.

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

For the three months ended March 31, 2014, the Reciprocal Exchanges recognized total revenues, total expenses and net income (loss) of $49.2 million, $55.0 million and $(5.8) million, respectively. For the three months ended March 31, 2013, the Reciprocal Exchanges recognized total revenues, total expenses and net income (loss) of $47.3 million, $58.6 million and $(11.3) million, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 5—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses (“OTTI”) as of March 31, 2014 and December 31, 2013 are summarized as follows:

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)
March 31, 2014
U.S. Treasury securities	$474,654	$723	$(6,272)	$469,105	$-
U.S. Agency securities	107,940	1,557	(258)	109,239	-
Municipal bonds	255,653	10,035	(2,083)	263,605	1
Corporate and other bonds
Finance	102,801	4,532	(439)	106,894	-
Industrial	191,901	4,585	(1,023)	195,463	-
Utilities	30,321	325	(736)	29,910	(1)
Commercial mortgage-backed securities	100,807	6,245	(948)	106,104	(351)
Residential mortgage-backed securities
Agency backed securities	70,033	376	(681)	69,728	-
Non-agency backed securities	18,325	1,989	(28)	20,286	(3)
Asset-backed securities	81,239	20	(192)	81,067	-
Total fixed-maturity securities	1,433,674	30,387	(12,660)	1,451,401	(354)
Preferred stocks, principally financial sector	16,120	211	(1,192)	15,139	-
Common stocks, principally financial and industrial sectors	38,771	9,537	(240)	48,068	-
Short-term investments	2,000	-	-	2,000	-
Total, March 31, 2014	$1,490,565	$40,135	$(14,092)	$1,516,608	$(354)
Tower	$1,284,708	$34,181	$(11,911)	$1,306,978	$(353)
Reciprocal Exchanges	205,857	5,954	(2,181)	209,630	(1)
Total, March 31, 2014	$1,490,565	$40,135	$(14,092)	$1,516,608	$(354)

December 31, 2013
U.S. Treasury securities	$370,959	$729	$(7,726)	$363,962	$-
U.S. Agency securities	110,362	1,420	(561)	111,221	-
Municipal bonds	277,382	7,981	(6,257)	279,106	-
Corporate and other bonds
Finance	148,132	9,797	(1,028)	156,901	-
Industrial	316,474	8,286	(3,008)	321,752	-
Utilities	47,838	1,341	(1,890)	47,289	(17)
Commercial mortgage-backed securities	189,808	16,852	(1,754)	204,906	(634)
Residential mortgage-backed securities
Agency backed securities	63,668	891	(1,218)	63,341	-
Non-agency backed securities	30,228	4,659	(31)	34,856	(13)
Asset-backed securities	58,783	681	(103)	59,361	-
Total fixed-maturity securities	1,613,634	52,637	(23,576)	1,642,695	(664)
Preferred stocks, principally financial sector	21,330	54	(2,536)	18,848	-
Common stocks, principally industrial and financial sectors	76,378	11,432	(28)	87,782	-
Short-term investments	5,925	-	(28)	5,897	-
Total, December 31, 2013	$1,717,267	$64,123	$(26,168)	$1,755,222	$(664)
Tower	$1,465,039	$56,480	$(21,369)	$1,500,150	$(664)
Reciprocal Exchanges	252,228	7,643	(4,799)	255,072	-
Total, December 31, 2013	$1,717,267	$64,123	$(26,168)	$1,755,222	$(664)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claims obligations. These restricted assets consisted of approximately $ 106.6 million of cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively. In addition, the Company had $203.9 million and $248.9 million of cash and cash equivalents and investments as of March 31, 2014 and December 31, 2013, respectively, held by counterparties as collateral or in trusts to support letters of credit issued on the Company’s behalf, reinsurance liabilities on certain assumed reinsurance treaties, collateral posted for certain leases and other purposes.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see “Note 5 – Investments” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Major categories of net investment income are summarized as follows:

	Three Months Ended March 31,
($ in thousands)	2014	2013
Income
Fixed-maturity securities	$12,577	$20,973
Equity securities	1,311	6,484
Cash and cash equivalents	50	51
Other invested assets	2,382	4,256
Other	81	327
Total	16,401	32,091
Expenses
Investment expenses	(1,043)	(1,774)
Net investment income	$15,358	$30,317
Tower	14,697	29,980
Reciprocal Exchanges	2,315	2,380
Elimination of interest on Reciprocal Exchange surplus notes	(1,654)	(2,043)
Net investment income	$15,358	$30,317

Proceeds from the sale of fixed-maturity securities were $635.1 million and $123.7 million for the three months ended March 31, 2014 and 2013, respectively. Proceeds from the sale of equity securities were $100.9 million and $375.2 million for the three months ended March 31, 2014 and 2013, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended March 31,
($ in thousands)	2014	2013
Fixed-maturity securities
Gross realized gains	$28,568	$7,364
Gross realized losses	(1,564)	(190)
	27,004	7,174
Equity securities
Gross realized gains	3,318	4,236
Gross realized losses	(3,033)	(4,813)
	285	(577)
Other
Gross realized gains	547	1,755
Gross realized losses	(4,666)	(812)
	(4,119)	943
Net realized gains (losses) on investments	23,170	7,540
Other-than-temporary impairment losses:
Fixed-maturity securities	(907)	(164)
Equity securities	-	(525)
Total other-than-temporary impairment losses recognized in earnings	(907)	(689)
Total net realized investment gains (losses)	$22,263	$6,851
Tower	$18,800	$6,233
Reciprocal Exchanges	3,463	618
Total net realized investment gains (losses)	$22,263	$6,851

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

Impairment Review

Management regularly reviews the Company’s fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for OTTI in accordance with its impairment policy. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization.

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

In estimating the recovery value, significant judgment is involved in the development of assumptions related to the issuer including, but not limited to, revenue, margin and earnings projections, the likely market or liquidation values of assets, potential additional debt to be incurred pre- or post- bankruptcy/restructuring, the ability to shift existing or new debt to different priority layers, the amount of restructuring/bankruptcy expenses, the size and priority of unfunded pension obligations, litigation or other contingent claims, the treatment of intercompany claims and the likely outcome with respect to inter-creditor conflicts.

The evaluation of equity securities includes management’s intent and ability to hold the security to recovery. Management will record OTTI in situations where it does not intend to hold the security to recovery or if the security is not expected to recover in value in the near term.

The following table shows the fixed-maturity and equity securities OTTI amounts for the three months ended March 31, 2014 and 2013:

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2014	2013
Municipal bonds	$(672)	$-
Corporate and other bonds	(99)	-
Commercial mortgage-backed securities	(364)	(24)
Residential mortgage-backed securities	(123)	(140)
Equities	-	(525)
Other-than-temporary-impairments	(1,258)	(689)
Portion of loss recognized in accumulated other comprehensive income (loss)	351	-
Impairment losses recognized in earnings	$(907)	$(689)
Tower	$(662)	$(689)
Reciprocal Exchanges	(245)	-
Impairment losses recognized in earnings	$(907)	$(689)

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities held as of March 31, 2014 and 2013 showing the amounts that have been included in earnings on a pretax basis for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
($ in thousands)	2014	2013
Balance, January 1,	$7,817	$4,492
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	772	164
OTTI has been previously recognized	135	-
Reductions due to:
Securities sold during the period (realized)	(1,209)	(140)
Balance, March 31,	$7,515	$4,516

Unrealized Losses

There are 313 securities at March 31, 2014, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The gross unrealized loss position associated with the fixed-maturity portfolio was $12.7 million as of March 31, 2014, consisting primarily of municipal bonds, corporate and other bonds and U.S. Treasury securities of $10.6 million. The total fixed-maturity portfolio of gross unrealized losses included 302 securities which were, in aggregate, approximately 1.0% below amortized cost. Of the 302 fixed maturity investments identified, 37 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at March 31, 2014 was $2.0 million. Management does not consider these investments to be other-than-temporarily impaired.

In the equity portfolio, there were 11 securities in a loss position at March 31, 2014 totaling $1.4 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and the Company’s ability and intent to hold to recovery. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information regarding invested assets that were in an unrealized loss position at March 31, 2014 and December 31, 2013 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
March 31, 2014
U.S. Treasury securities	$343,335	$(6,272)	$-	$-	$343,335	$(6,272)
U.S. Agency securities	51,843	(258)	-	-	51,843	(258)
Municipal bonds	61,758	(1,836)	5,996	(247)	67,754	(2,083)
Corporate and other bonds
Finance	28,227	(425)	345	(14)	28,572	(439)
Industrial	72,945	(841)	7,078	(182)	80,023	(1,023)
Utilities	13,983	(149)	7,954	(587)	21,937	(736)
Commercial mortgage-backed securities	12,097	(238)	24,744	(710)	36,841	(948)
Residential mortgage-backed securities
Agency backed	48,130	(450)	5,050	(231)	53,180	(681)
Non-agency backed	162	(28)	-	-	162	(28)
Asset-backed securities	71,452	(192)	-	-	71,452	(192)
Total fixed-maturity securities	703,932	(10,689)	51,167	(1,971)	755,099	(12,660)
Preferred stocks	8,285	(1,007)	2,219	(185)	10,504	(1,192)
Common stocks	6,661	(240)	-	-	6,661	(240)
Short-term investments	-	-	-	-	-	-
Total, March 31, 2014	$718,878	$(11,936)	$53,386	$(2,156)	$772,264	$(14,092)
Tower	$676,838	$(10,995)	$22,062	$(916)	$698,900	$(11,911)
Reciprocal Exchanges	42,040	(941)	31,324	(1,240)	73,364	(2,181)
Total, March 31, 2014	$718,878	$(11,936)	$53,386	$(2,156)	$772,264	$(14,092)

December 31, 2013
U.S. Treasury securities	$273,217	$(7,726)	$-	$-	$273,217	$(7,726)
U.S. Agency securities	51,808	(561)	-	-	51,808	(561)
Municipal bonds	109,345	(5,056)	4,268	(1,201)	113,613	(6,257)
Corporate and other bonds
Finance	37,811	(1,005)	335	(23)	38,146	(1,028)
Industrial	124,869	(2,550)	10,023	(458)	134,892	(3,008)
Utilities	27,698	(805)	7,292	(1,085)	34,990	(1,890)
Commercial mortgage-backed securities	26,469	(597)	20,397	(1,157)	46,866	(1,754)
Residential mortgage-backed securities
Agency backed	37,660	(925)	5,166	(293)	42,826	(1,218)
Non-agency backed	1,027	(19)	182	(12)	1,209	(31)
Asset-backed securities	32,461	(103)	-	-	32,461	(103)
Total fixed-maturity securities	722,365	(19,347)	47,663	(4,229)	770,028	(23,576)
Preferred stocks	10,538	(2,285)	6,154	(251)	16,692	(2,536)
Common stocks	7,125	(28)	-	-	7,125	(28)
Short-term investments	3,897	(28)	-	-	3,897	(28)
Total, December 31, 2013	$743,925	$(21,688)	$53,817	$(4,480)	$797,742	$(26,168)
Tower	$663,127	$(19,335)	$23,096	$(2,034)	$686,223	$(21,369)
Reciprocal Exchanges	80,798	(2,353)	30,721	(2,446)	111,519	(4,799)
Total, December 31, 2013	$743,925	$(21,688)	$53,817	$(4,480)	$797,742	$(26,168)

Management evaluated the severity of the impairment in relation to the carrying values for the securities referred to above and considered all relevant factors in assessing whether the loss was other-than-temporary.

Fixed-Maturity Investment—Time to Maturity

The following table shows the amortized cost and fair value of the fixed-maturity portfolio by contractual time to maturity at March 31, 2014 and December 31, 2013:

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2014
Remaining Time to Maturity
Less than one year	$29,834	$30,223	$7,762	$7,850	$37,596	$38,073
One to five years	587,613	591,857	24,245	24,615	611,858	616,472
Five to ten years	338,210	342,185	64,639	65,442	402,849	407,627
More than 10 years	72,583	73,697	38,384	38,347	110,967	112,044
Mortgage and asset-backed securities	202,328	206,533	68,076	70,652	270,404	277,185
Total, March 31, 2014	$1,230,568	$1,244,495	$203,106	$206,906	$1,433,674	$1,451,401
December 31, 2013
Remaining Time to Maturity
Less than one year	$33,305	$33,727	$7,866	$8,021	$41,171	$41,748
One to five years	507,388	513,841	39,469	41,381	546,857	555,222
Five to ten years	459,070	459,251	82,003	81,515	541,073	540,766
More than 10 years	100,977	102,801	41,069	39,693	142,046	142,494
Mortgage and asset-backed securities	263,417	280,526	79,070	81,939	342,487	362,465
Total, December 31, 2013	$1,364,157	$1,390,146	$249,477	$252,549	$1,613,634	$1,642,695

Other Invested Assets

The following table shows the composition of the other invested assets as of March 31, 2014 and December 31, 2013:

($ in thousands)	March 31, 2014	December 31, 2013
Limited partnerships, equity method	$35,829	$46,521
Real estate, amortized cost	-	6,054
Securities reported under the fair value option	18,778	43,580
Other	-	-
Total	$54,607	$96,155

Other invested assets reported under the fair value option include six securities, which contain embedded derivatives and other features. The significant inputs used to determine fair value are considered Level 3 pursuant to the fair value hierarchy. See “Note 6 – Fair Value Measurements” below.

As of March 31, 2014, the Company and its insurance companies had future funding commitments of $44.6 million including but not limited to the limited partnerships.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As at March 31, 2014 and December 31, 2013, the Company’s financial instruments carried at fair value are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2014
Fixed-maturity securities
U.S. Treasury securities	$-	$469,105	$-	$469,105
U.S. Agency securities	-	109,239	-	109,239
Municipal bonds	-	263,605	-	263,605
Corporate and other bonds	-	328,841	3,426	332,267
Commercial mortgage-backed securities	-	106,104	-	106,104
Residential mortgage-backed securities
Agency	-	69,728	-	69,728
Non-agency	-	20,286	-	20,286
Asset-backed securities	-	81,067	-	81,067
Total fixed-maturities	-	1,447,975	3,426	1,451,401
Equity securities	63,207	-	-	63,207
Short-term investments	-	2,000	-	2,000
Total investments at fair value	63,207	1,449,975	3,426	1,516,608
Other invested assets (1)	-	-	18,778	18,778
Other assets				-
Additional Payment derivative	-	-	7,843	7,843
Other liabilities				-
Interest rate swap contracts	-	(5,408)	-	(5,408)
Debt and equity securities sold, not yet purchased	-	(11,033)	-	(11,033)
Total, March 31, 2014	$63,207	$1,433,534	$30,047	$1,526,788
Tower	$60,483	$1,226,628	$30,047	$1,317,158
Reciprocal Exchanges	2,724	206,906	-	209,630
Total, March 31, 2014	$63,207	$1,433,534	$30,047	$1,526,788
December 31, 2013
Fixed-maturity securities
U.S. Treasury securities	$-	$363,962	$-	$363,962
U.S. Agency securities	-	111,221	-	111,221
Municipal bonds	-	279,106	-	279,106
Corporate and other bonds	-	522,516	3,426	525,942
Commercial mortgage-backed securities	-	204,906	-	204,906
Residential mortgage-backed securities	-	-	-	-
Agency	-	63,341	-	63,341
Non-agency	-	34,856	-	34,856
Asset-backed securities	-	59,361	-	59,361
Total fixed-maturities	-	1,639,269	3,426	1,642,695
Equity securities	106,630	-	-	106,630
Short-term investments	-	5,897	-	5,897
Total investments at fair value	106,630	1,645,166	3,426	1,755,222
Other invested assets (2)	-	-	43,580	43,580
Other assets
Additional Payment derivative	-	-	9,343	9,343
Other liabilities
Interest rate swap contracts	-	(6,066)	-	(6,066)
Debt and equity securities sold, not yet purchased	-	(11,099)	-	(11,099)
Total, December 31, 2013	$106,630	$1,628,001	$56,349	$1,790,980
Tower	$104,107	$1,375,452	$56,349	$1,535,908
Reciprocal Exchanges	2,523	252,549	-	255,072
Total, December 31, 2013	$106,630	$1,628,001	$56,349	$1,790,980

(1) $18.8 million of the $54.6 million Other invested assets reported on the consolidated balance sheet at March 31, 2014 is reported at fair value. The remaining $35.8 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

(2) $43.6 million of the $96.2 million Other invested assets reported on the consolidated balance sheet at December 31, 2013 is reported at fair value. The remaining $52.6 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2014, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, the Company used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, the Company used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

Substantially all of the portfolio valuations at March 31, 2014, classified as Level 1 or Level 2 in the above table are determined utilizing several independent pricing services that provide a price quote for each security. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

In 2014 and 2013, there were no transfers of investments between Level 1 and Level 2 or between Level 2 and Level 3.

The fair values of the interest rate swaps were derived using an industry standard swap valuation model with market based inputs for swaps having similar characteristics.

The fair values of the debt and equity securities sold, not yet purchased were derived using quoted prices for similar securities in active markets. These instruments resulted in gross realized gains and losses of $0.2 million and $0.1 million for the three months ended March 31, 2014, respectively.

The Company holds six securities which are reported in other invested assets and have been classified as Level 3 of the fair value hierarchy. Management utilizes a discounted cash flow analysis to derive the fair values. One of the six securities is an investment in a credit linked note which matures in 2017, and whose cash flows are supported by underlying short-term loans. The significant unobservable inputs include the underlying short-term loans’ probability of default and loss severity, and a discount for the security’s lack of marketability. Increases in the probability of default and loss severity assumptions (which generally move directionally with each other) would have the effect of decreasing the fair value of this security. The Company obtains credit ratings on the underlying short-term loans quarterly and considers these ratings when updating its assumptions.

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

The Company has one fixed-maturity security classified as Level 3. This security, a privately placed corporate convertible bond, is valued by management using a liquidation pricing methodology.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes activity in Level 3 assets measured at fair value for the three months ended March 31, 2014 and 2013 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Three Months Ended March 31,
	2014				2013
($ in thousands)	Other Invested Assets	Fixed Maturity Securities (1)	Additional Payment Derivative	Total	Other Invested Assets
Beginning balance, January 1	$43,580	$3,426	$9,343	$56,349	$25,000
Total gains (losses)-realized / unrealized
Included in net income	58	-	(1,500)	(1,442)	-
Settlements	(24,860)	-	-	(24,860)	-
Ending balance, March 31,	$18,778	$3,426	$7,843	$30,047	$25,000

(1) Comprised of corporate and other bonds

Note 7—Reinsurance

The Company utilizes various excess of loss, quota share and catastrophe reinsurance programs to limit its exposure to a maximum loss on any one risk.

In addition, as disclosed in “Note 1 – Nature of the Business,” as a result of the 2013 significant business developments and the execution of the ACP Re Merger Agreement, Tower had entered into two Cut-Through Reinsurance Agreements, pursuant to which a subsidiary of AmTrust and a subsidiary of NGHC agreed to provide 100% quota share reinsurance and a cut-through endorsement to cover all eligible new and renewal commercial and personal lines business, respectively, and at their option, losses incurred on or after January 1, 2014 of not less than 60% of the in-force business. Tower received confirmation on January 16, 2014 from AmTrust and NGHC that they would exercise such option to reinsure on a cut -through basis losses incurred on or after January 1, 2014 under in-force policies with respect to (1) in the case of AmTrust, 65.7% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its ongoing commercial lines business, and (2) in the case of NGHC, 100% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its personal lines segment business. Tower received a 20% ceding commission from AmTrust and NGHC on all Tower unearned premiums that were subject to the Cut-Through Reinsurance Agreements and a 22% ceding commission on 2014 ceded premiums.

Impact of Reinsurance on Premiums

The table below shows direct, assumed and ceded premiums for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
($ in thousands)	Direct	Assumed	Ceded - Other	Ceded - Cut- Through		Net
2014
Premiums written	$281,202	$21,459	$67,528	$495,778	(1)	$(260,645)
Change in unearned premiums	82,946	(5,453)	38,212	(332,908)		372,189
Premiums earned	$364,148	$16,006	$105,740	$162,870		$111,544
2013
Premiums written	$445,715	$105,514	$98,032	$-		$453,197
Change in unearned premiums	(16,128)	(44,389)	(29,206)	-		(31,311)
Premiums earned	$429,587	$61,125	$68,826	$-		$421,886

(1) Includes $327.7 million of unearned premiums transferred on January 1, 2014 under the Cut-Through Reinsurance Agreements.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 8—Loss and Loss Adjustment Expense

The following table provides a reconciliation of the beginning and ending consolidated balances for unpaid losses and loss adjustment expense (“LAE”) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
		Reciprocal			Reciprocal
($ in thousands)	Tower	Exchanges	Total	Tower	Exchanges	Total
Balance at January 1,	$1,973,972	$107,313	$2,081,285	$1,759,888	$135,791	$1,895,679
Less reinsurance recoverables on unpaid losses	(555,468)	(15,392)	(570,860)	(407,068)	(52,389)	(459,457)
	1,418,504	91,921	1,510,425	1,352,820	83,402	1,436,222
Net reserves, at fair value, of acquired entities	-	-	-	161,886	-	161,886
Change in net reserves for ADC (i)	313,229	-	313,229	-	-	-
Incurred related to:
Current year	64,674	30,872	95,546	239,210	28,827	268,037
Prior years unfavorable/(favorable) development	7,955	(940)	7,015	1,124	6,571	7,695
Total incurred	72,629	29,932	102,561	240,334	35,398	275,732
Paid related to:
Current year	85,130	23,403	108,533	103,324	17,721	121,045
Prior years	149,064	12,970	162,034	171,026	707	171,733
Total paid	234,194	36,373	270,567	274,350	18,428	292,778
Net balance at end of period	1,570,168	85,480	1,655,648	1,480,690	100,372	1,581,062
Add reinsurance recoverables on unpaid losses	373,614	15,025	388,639	822,634	27,554	850,188
Balance at March 31,	$1,943,782	$100,505	$2,044,287	$2,303,324	$127,926	$2,431,250

(i) In the first quarter of 2014, Tower terminated the Southport Re ADCs (see "Note 1 - Nature of the Business" for further description). The termination of the Southport Re ADCs resulted in a direct increase to net loss reserves.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 91.9% and 65.4% for the three months ended March 31, 2014 and 2013, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 99.9% and 63.1% for the three months ended March 31, 2014, and 2013, respectively.

Incurred losses and LAE for the three months ended March 31, 2014 attributable to events of prior years were $7.0 million including the Reciprocal Exchanges and $8.0 million excluding the Reciprocal Exchanges.

Prior year development is based upon numerous estimates by line of business and accident year. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

Note 9—Shareholders’ Equity

Shares of Common Stock Issued

For the three months ended March 31, 2014 and 2013, 0 and 240,293 new common shares, respectively, were issued as the result of the Company’s restricted stock grants. For the three months ended March 31, 2014 and 2013, no new common shares were issued as the result of employee stock option exercises.

For the three months ended March 31, 2014 and 2013, 17,364 and 340,707 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the Company’s equity compensation plans. The shares were withheld at the direction of employees as permitted under the equity compensation plans in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the three months ended March 31, 2014 and 2013, 52,834 and 6,848 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.

Share Repurchase Program

As part of Tower’s capital management strategy, Tower’s Board of Directors approved a $50 million share repurchase program on May 7, 2013. Purchases under this program can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. In the three months ended March 31, 2014 and 2013, no shares of common stock were purchased under this program.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Dividends Declared

On November 14, 2013, the Company announced that its Board of Directors determined that it would not declare and pay a dividend to shareholders beginning in the fourth quarter of 2013. For the three months ended March 31, 2014, no dividends were declared or paid. There can be no assurance that we will resume paying dividends in the future even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Dividends on common stock and participating unvested restricted stock of $7.2 million for the three months ended March 31, 2013 were declared and paid.

Note 10—Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of changes in accumulated other comprehensive income, by component, for the three months ended March 31, 2014 and 2013, with all amounts reflected net of income taxes and noncontrolling interest:

($ in thousands)	Unrealized gains (losses) on available for sale securities	Gains (losses) on cash flow hedges	Cumulative translation adjustments	Total
Balance at December 31, 2012	$87,412	$(5,860)	$1,204	$82,756
Other comprehensive income before reclassifications, net of tax	906	514	(2,347)	(927)
Amounts reclassified from accumulated other comprehensive income, net of tax	(4,051)	533	-	(3,518)
Net current period other comprehensive income	(3,145)	1,047	(2,347)	(4,445)
Balance at March 31, 2013	$84,267	$(4,813)	$(1,143)	$78,311
Balance at December 31, 2013	$(15,528)	$(3,979)	$-	$(19,507)
Other comprehensive income before reclassifications, net of tax	5,697	(425)	-	5,272
Amounts reclassified from accumulated other comprehensive income, net of tax	(18,816)	853	-	(17,963)
Net current period other comprehensive income	(13,119)	428	-	(12,691)
Balance at March 31, 2014	$(28,647)	$(3,551)	$-	$(32,198)

The following provides a summary of the items that have been reclassified from accumulated other comprehensive income to net income in their entirety during the three months ended March 31, 2014 and 2013, including the line item on the consolidated statement of operations on which the impact is reflected. Unrealized gains (losses) on available for sale securities are reclassified from accumulated other comprehensive income when a security is sold or when a non-credit impairment is recorded. Gains (losses) on cash flow hedges are reclassified from accumulated other comprehensive income when the related hedged item (subordinated debentures floating rate interest payments) are recorded in the statement of operations.

($ in thousands)
Accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income		Affected line item in the consolidated statement of operations
	Three Months Ended March 31,
	2014	2013
Unrealized gains (losses) on available for sale securities	$(18,816)	$(6,232)	Other net realized investment gains
	-	2,181	Income tax expense

	$(18,816)	$(4,051)	Total net of income taxes

Gains (losses) on cash flow hedges interest rate swaps	$853	$820	Interest expense
	-	(287)	Income tax expense

	$853	$533	Total net of income taxes

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 11—Debt

The Company’s borrowings consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
($ in thousands)	Value	Value	Value	Value
Convertible senior notes	$148,506	$142,875	$147,712	$129,525
Subordinated debentures	235,058	116,991	235,058	114,900
Total	$383,564	$259,866	$382,770	$244,425

The fair value of the convertible senior notes is determined utilizing recent transaction prices for these securities between third-party market participants. The fair value of the subordinated debentures is based on discounted cash flow analysis. The significant inputs used for fair value are considered Level 2 in the fair value hierarchy.

Total interest expense incurred, including interest expense on the funds held liabilities, was $7.0 million and $7.8 million for the three months ended March 31, 2014 and 2013, respectively.

Subordinated Debentures

The Company and its wholly-owned subsidiaries have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquired from the trusts to purchase junior subordinated debentures from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. As of March 31, 2014, the Company had outstanding par of $ 235.1million relating to the subordinated debentures.

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The Swaps convert the subordinated debentures to rates ranging from 5.1% to 5.9%. As of March 31, 2014 and December 31, 2013, the Swaps had a fair value of $5.4 million and $6.1million in a liability position, respectively, and are reported in Other Liabilities.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness and changes in their fair values are recorded in accumulated other comprehensive income (“AOCI”), net of tax. For the three months ended March 31, 2014 and 2013, $0.9 million and $0.5 million, respectively, were reclassified from AOCI to interest expense for the effects of the hedges. As of March 31, 2014, the Company had collateral on deposit with the counterparty amounting to $5.5 million pursuant to a Credit Support Annex.

Convertible Senior Notes

In September 2010, TGI issued $150.0 million principal amount of 5.0% convertible senior notes (“the Notes”), which mature on September 15, 2014. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2011. The original terms of the Notes allowed Holders to convert their Notes into cash or common shares, at TGI’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of TGI’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, TGI intends to settle its obligation either entirely or partially in cash. Upon completion of the Canopius Merger Transaction, the change in control provision of the Indenture was triggered and the Holders were allowed, at their option, to convert their notes into cash or common shares of Tower Group International, Ltd. at a make-whole exchange ratio. As required by the terms of the Indenture, TGI delivered a Fundamental Company Change Notice (“Change Notice”) to the Holders on March 23, 2013. The Change Notice provided Holders the option to convert the Notes into cash or common shares of TGIL at a fundamental make-whole exchange ratio up to and including April 26, 2013. There were no bonds tendered or converted as a result of the Change Notice delivery.

The adjusted conversion rate at March 31, 2014 is 39.7769 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $25.14 per share), subject to further adjustment upon the occurrence of certain events, including the following: if Tower issues shares of common stock as a dividend or distribution on shares of the common stock , or if Tower effects a share split or share combination; if Tower issues to all or substantially all holders of common stock any rights, options or warrants entitling them, for a period of not more than 45 calendar days after the announcement date of such issuance, to subscribe for or purchase shares of the common stock at a price per share that is less than the average of the last reported sales price of the common stock for the ten consecutive trading day period ending on the date of announcement of such issuance; if Tower distributes shares of its capital stock, other indebtedness, other assets or property of Tower or rights, options or warrants to

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

acquire capital stock or other securities of Tower, to all or substantially all holders of capital stock; if any cash dividend or distribution is made to all or substantially all holders of the common stock, other than a regular quarterly cash dividend that does not exceed $0.110 per share; if Tower makes a payment in respect of a tender offer or exchange offer for common stock, and the cash and value of any other consideration included in the payment per share of common stock exceeds the last reported sale price of the common stock on the trading day next succeeding the last day on which the tenders or exchange may be made.

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $3.0 million for the three months ended March 31, 2014.

The following table shows the amounts recorded for the Notes as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
($ in thousands)	2014	2013
Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(1,494)	(2,288)
Liability component	148,506	147,712
Equity component, net of tax	$7,469	$7,469

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

The 2008 LTEP provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum amount of share-based awards authorized is 2,325,446 of which 126,275 are available for future grants as of March 31, 2014.

2013 Long-Term Incentive Plan (“2013 LTIP”)

The Compensation Committee of the Board of Directors established, beginning in 2013 a new Long Term Incentive Plan (the “2013 LTIP”), to replace the Company’s existing 2008 LTEP. The 2013 LTIP was approved by the shareholders in May 2013. The maximum amount of share-based awards authorized is 2,150,000 of which 2,147,531 are available for future grants as of March 31, 2014.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Restricted Stock

The following table provides an analysis of restricted stock activity for the three months ended March 31, 2014 and 2013 (historical share counts and fair values have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 3 – Canopius Merger Transaction” in the 2013 Form 10-K):

	Three Months Ended March 31,
	2014		2013
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, January 1	235,586	$17.98	1,015,902	$20.19
Granted	-	-	240,293	18.08
Vested	(42,670)	18.07	(950,773)	20.44
Forfeitures	(52,834)	18.12	(6,848)	20.51
Outstanding, March 31,	140,082	$17.89	298,574	$17.67

On March 13, 2013, 525,548 shares vested as a result of the Canopius Merger Transaction.

Stock Options

The following table provides an analysis of stock option activity for the three months ended March 31, 2014 and 2013 (historical share counts and fair values have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 3 – Canopius Merger Transaction” in the 2013 Form 10-K):

	Three Months Ended March 31,
	2014		2013
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding, January 1	955,804	$17.75	969,307	$17.78
Exercised	-	-	-	-
Forfeitures and expirations	(691,162)	17.00	-	-
Outstanding, March 31	264,642	$19.73	969,307	$17.78
Exercisable, March 31	264,642	$19.73	969,307	$17.78

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
($ in thousands)	2014	2013
Restricted stock
Expense, net of tax	$8	$7,982
Value of shares vested	959	9,485
Value of unvested shares	378	5,509
Stock options
Intrinsic value of outstanding options	-	1,149
Intrinsic value of vested outstanding options	-	1,149
Unrecognized compensation expense
Unvested restricted stock, net of tax	414	5,509
Weighted average years over which expense will be recognized (in years)	2.9	3.9

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

During the three months ended March 31, 2014, Tower’s U.S. taxed subsidiaries (excluding the Reciprocal Exchanges) recognized pre-tax losses of approximately $(23.0) million. This resulted in $187.7 million of net operating loss carryforwards in the deferred tax inventory and a net deferred tax asset, before any valuation allowance, of $277.7 million (excluding the Reciprocal Exchanges) as of March 31, 2014. Including the Reciprocal Exchanges, the net deferred tax asset, before any valuation allowance, was $277.8 million.

At March 31, 2014, a full valuation allowance was recorded against the deferred tax assets. For the three months ended March 31, 2014, $5.2 million of the valuation allowance was recorded in income tax expense (benefit) in the statement of operations.

In 2013, management in its judgment concluded that a full valuation allowance was required for Tower’s U.S. taxed subsidiaries after its consideration of the cumulative three-year pre-tax loss in its U.S. taxed subsidiaries resulting from the 2013 and 2012 pre-tax losses. Management believed that the negative evidence associated with the realizability of its net deferred tax asset, including a cumulative three-year pre-tax loss outweighed the positive evidence that the deferred tax assets, including the net operating loss carryforward, would be realized, and recorded the full valuation allowance.

The Company’s effective tax rate of (1.9)% for the three months ended March 31, 2014 reflects the recording of the full valuation allowance in the three months ended March 31, 2014. In the first quarter of 2013, Tower calculated an estimated annual effective tax rate on its U.S. taxed subsidiaries that differed from the U.S. statutory rate due to costs associated with tax exempt interest and dividends received deductions.

Note 14—Earnings (Loss) per Share

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

The following table shows the computation of the earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2014	2013
Numerator
Net income (loss) attributable to Tower Group International, Ltd.	$(46,478)	$12,917
Less: Allocation of income for unvested participating restricted stock	-	(37)
Less: Dividends on unvested participating restricted stock	-	(166)
Net income (loss) available to common shareholders - Basic	(46,478)	12,714
Reallocation of income for unvested participating restricted stock	-	-
Net income (loss) available to common shareholders - Diluted	(46,478)	12,714
Denominator
Basic earnings per share denominator	57,150	45,614
Effect of dilutive securities:	-	74
Diluted earnings per share denominator	57,150	45,688
Earnings (loss) per share attributable to Tower Group International, Ltd. - Basic
Common stock:
Distributed earnings	$-	$0.17
Undistributed earnings	(0.81)	0.11
Total - basic	(0.81)	0.28
Earnings (loss) per share attributable to Tower Group International, Ltd. - Diluted	$(0.81)	$0.28

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The computation of diluted earnings (loss) per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three months ended March 31, 2014, 268,100 options to purchase Company shares were excluded from the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price. For the three months ended March 31, 2013, 190,500 options to purchase Company shares were excluded from the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price.

Note 15—Segment Information

The accounting policies of the segments are the same as those described in TGIL’s summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Business segment results are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2014	2013
Commercial Insurance Segment
Revenues
Premiums earned	$55,773	$258,419
Ceding commission revenue	2,379	449
Policy billing fees	1,276	1,370
Total revenues	59,428	260,238
Expenses
Loss and loss adjustment expenses	63,971	177,003
Underwriting expenses	51,021	92,284
Total expenses	114,992	269,287
Underwriting profit (loss)	$(55,564)	$(9,049)

Assumed Reinsurance Segment
Revenues
Premiums earned	$16,033	$49,365
Ceding commission revenue	-	-
Total revenues	16,033	49,365
Expenses
Loss and loss adjustment expenses	2,408	19,360
Underwriting expenses	872	17,793
Total expenses	3,280	37,153
Underwriting profit (loss)	$12,753	$12,212

Personal Insurance Segment
Revenues
Premiums earned	$39,738	$114,102
Ceding commission revenue	8,423	4,990
Policy billing fees	1,400	1,780
Total revenues	49,561	120,872
Expenses
Loss and loss adjustment expenses	36,182	79,369
Underwriting expenses	39,579	52,112
Total expenses	75,761	131,481
Underwriting profit (loss)	$(26,200)	$(10,609)
Tower	$(16,284)	$2,018
Reciprocal Exchanges	(9,916)	(12,627)
Total underwriting profit (loss)	$(26,200)	$(10,609)

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended
	March 31,
($ in thousands)	2014	2013
Commercial Insurance segment	$59,428	$260,238
Assumed Reinsurance segment	16,033	49,365
Personal Insurance segment	49,561	120,872
Total segment revenues	125,022	430,475
Net investment income	15,358	30,317
Net realized gains (losses) on investments, including other-than-temporary impairments	22,263	6,851
Insurance services revenue	565	128
Consolidated revenues	$163,208	$467,771

The following table reconciles the results of the Company's individual segments to consolidated income before income taxes:

	Three Months Ended
	March 31,
($ in thousands)	2014	2013
Commercial Insurance segment underwriting profit (loss)	$(55,564)	$(9,049)
Assumed Reinsurance segment underwriting profit (loss)	12,753	12,212
Personal Insurance segment underwriting profit (loss)	(26,200)	(10,609)
Net investment income	15,358	30,317
Net realized gains on investments, including other-than-temporary impairments	22,263	6,851
Corporate and other	(11,889)	(2,940)
Acquisition-related transaction costs	(646)	(19,056)
Interest expense	(7,010)	(7,808)
Equity income in unconsolidated affiliate	-	128
Income before income taxes	$(50,935)	$46

Note 16—Contingencies

Legal Proceedings

On August 20, 2013, Robert P. Lang, a purported shareholder of Tower Group International Ltd. (“Tower”), filed a purported class action complaint (the “Lang Complaint”) against Tower and certain of its current and former officers in the United States District Court for the Southern District of New York. The Lang Complaint purports to be asserted on behalf of a class of persons who purchased Tower stock between July 30, 2012 and August 8, 2013. The Lang Complaint alleges that Tower and certain of its current and former officers violated federal securities laws and seeks unspecified damages. On September 3, 2013, a second purported shareholder class action complaint was filed by Dennis Feighay, another purported Tower shareholder, containing similar allegations to those set forth in the Lang Complaint (the “Feighay Complaint”). The Feighay Complaint purports to be asserted on behalf of a class of persons who purchased Tower stock between May 9, 2011 and August 7, 2013. On October 4, 2013, a third complaint was filed by Sanju Sharma (the “Sharma Complaint”). The Sharma Complaint names as defendants Tower and certain of its current and former officers, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between May 10, 2011 and September 17, 2013. On October 18, 2013, an amended complaint was filed in the Sharma case (the “Sharma Amended Complaint”). The Sharma Amended Complaint alleges additional false and misleading statements, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between March 1, 2011 and October 7, 2013. On October 21, 2013, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. On June 17, 2014, the United States District Court for the Southern District of New York issued an order consolidating the Lang, Feighay, and Sharma actions (hereinafter the “Consolidated Securities Action”) and appointing Adar Enhanced Investment Fund, Ltd. and Adar Investment Fund, Ltd. (the “Adar Funds”) and Jacksonville Police and Fire Pension Fund, Oklahoma Firefighters Pension and Retirement System, and the Kansas City, Missouri Employees’ Retirement System (the “Public Pension Funds”) as co-lead plaintiffs in the Consolidated Securities Action and Bernstein Liebhard LLP, Saxena White P.A., and Bernstein Litowitz Berger & Grossmann LLP as co-lead counsel. The Company believes that it is not probable that the Consolidated Securities Action will result in a loss, and if it would result in a loss, that the amount of any such loss cannot reasonably be estimated.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

On April 22, 2014, counsel for Plaintiffs notified counsel for defendants of its intent to file a stipulation of discontinuance without prejudice of the New York Action within thirty days. On June 2, 2014, counsel for Plaintiffs filed a notice of discontinuance without prejudice against all defendants in the New York Action.

Tower received a document request from the U.S. Securities and Exchange Commission (the “SEC”) dated January 13, 2014, as part of an informal inquiry (the “SEC Request”). The SEC Request asks for documents related to Tower’s financial statements, accounting policies, and analysis. Tower is cooperating with the SEC’s inquiry and has provided the requested information.

On January 14, 2014, Derek Wilson, a purported shareholder of Tower, filed a purported class action complaint (the “Wilson Complaint”) against Tower, certain of its current and former directors, ACP Re Ltd. (“ACP Re”), London Acquisition Company Limited (“Merger Sub”), and AmTrust Financial Services, Inc. (“AmTrust”) in the United States District Court for the Southern District of New York. The Wilson Complaint alleges that the members of the Company’s Board of Directors breached their fiduciary duties owed to the shareholders of Tower under Bermuda law by approving Tower’s entry into the ACP Re Merger Agreement and failing to take steps to maximize the value of Tower to its public shareholders, and that Tower, ACP Re, Merger Sub, and AmTrust aided and abetted such breaches of fiduciary duties. The Wilson Complaint also alleges, among other things, that the proposed transaction undervalues Tower, that the process leading up to the ACP Re Merger Agreement was flawed, and that certain provisions of the ACP Re Merger Agreement improperly favor ACP Re and discourage competing offers for the Company. The Wilson Complaint further alleges oppressive conduct by the directors against Tower’s shareholders in violation of Bermuda law. The Wilson Complaint seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction, rescission of the ACP Re Merger Agreement to the extent already implemented, and other forms of equitable relief. On February 27, 2014, the same purported shareholder filed an amended complaint alleging, in addition, that the Company and the directors disseminated a materially false and misleading preliminary proxy statement regarding the ACP Re Merger Agreement in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder (the “Wilson Amended Complaint”).

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

On May 12, 2014, the United States District Court for the Southern District of New York issued an order consolidating the Wilson and Raul actions (hereinafter the “Consolidated Federal Action”). On May 22, 2014, the Court issued an order appointing Wilson and George Strum, another purported shareholder of the Company, as co-lead plaintiffs in the Consolidated Federal Action and appointing Robbins Arroyo LLP and WeissLaw LLP as co-lead counsel.

On March 24, 2014, two purported shareholders of the Company filed a purported class action and shareholder derivative complaint against the Company, certain of its current and former officers and directors, and Tower Group, Inc., in the Supreme Court of the State of New York, County of New York (the “Bekkerman Complaint” and, together with the Wilson Amended Complaint and the Raul Complaint, the “Merger Complaints”). The Bekkerman Complaint alleges, among other things, that the members of the Company’s board of directors breached their fiduciary duties owed to the shareholders of the Company by failing to exercise appropriate oversight over the conduct of the Company’s business, awarding Michael Lee excessive compensation, approving the Company’s entry into the ACP Re Merger Agreement, failing to take steps to maximize the value of the Company to its public shareholders, and misrepresenting or omitting material information in connection with the proposed transaction, and that the Company and Tower Group, Inc. aided and abetted such breaches of fiduciary duties. The Bekkerman Complaint also alleges, among other things, that Lee was unjustly enriched as a result of the compensation he received while allegedly breaching his fiduciary duties and by selling stock while in the possession of material, adverse, non-public information. The Bekkerman Complaint seeks, among other things, an award of money damages, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction, rescission of the ACP Re Merger Agreement to the extent already implemented, and other forms of equitable relief. On May 16, 2014, the defendants removed the Bekkerman action to the United States District Court for the Southern District of New York, and requested that it be designated as related to the Consolidated Federal Action. On June 3, 2014, the United States District Court for the Southern District of New York accepted the designation of the Bekkerman Complaint as related to the Consolidated Federal Action.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist readers in understanding the interim consolidated results of operations and financial condition of Tower Group International, Ltd. and its subsidiaries (the “Company” or “Tower”) and should be read in conjunction with the interim consolidated financial statements and notes thereto included under Part I, Item 1 of this Form 10-Q, as well as the MD&A contained in Tower’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). References to “we,” “our,” “us” or similar terms refer to the business of Tower.

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

See “Note 1 – Nature of Business, Significant Business Developments and Risks and Uncertainties” in the Notes to the Consolidated Financial Statements for discussion on significant events impacting Tower’s results of operations.

Critical Accounting Estimates

As of March 31, 2014, there were no material changes to our accounting policies on critical accounting estimates; refer to the Company’s 2013 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.

Critical Accounting Policies and New Accounting Standards Not Yet Adopted

See “Note 2 – Accounting Policies and Basis of Presentation” for information related to our significant accounting policies, including details of policies that were adopted during the three months ended March 31, 2014.

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of March 31, 2014 and December 31, 2013 and for three months ended March 31, 2014 and 2013:

	March 31, 2014
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$1,244,495	$206,906	$-	$1,451,401
Equity securities	60,483	2,724	-	63,207
Short-term investments	2,000	-	-	2,000
Other invested assets	131,807	-	(77,200)	54,607
Total investments	1,438,785	209,630	(77,200)	1,571,215
Cash and cash equivalents	410,586	44,290	-	454,876
Investment income receivable	35,330	1,826	(25,050)	12,106
Premiums receivable	229,859	46,321	(2,029)	274,151
Reinsurance recoverable on paid losses	36,319	1,674	(1,160)	36,833
Reinsurance recoverable on unpaid losses	373,614	24,137	(9,112)	388,639
Prepaid reinsurance premiums	459,488	25,590	(3,906)	481,172
Deferred acquisition costs, net	13,855	8,312	-	22,167
Intangible assets	73,463	6,221	-	79,684
Funds held by reinsured companies	88,349	-	-	88,349
Other assets	318,785	2,088	(11,452)	309,421
Total assets	$3,478,433	$370,089	$(129,909)	$3,718,613
Liabilities
Loss and loss adjustment expenses	$1,943,782	$109,617	$(9,112)	$2,044,287
Unearned premium	580,619	108,906	(3,906)	685,619
Reinsurance balances payable	197,969	7,785	(3,190)	202,564
Funds held under reinsurance agreements	81,347	23	-	81,370
Other liabilities	240,029	54,148	(36,701)	257,476
Deferred income taxes	10,507	19,181	-	29,688
Debt	383,564	77,000	(77,000)	383,564
Total liabilities	3,437,817	376,660	(129,909)	3,684,568
Shareholders’ equity
Common stock	574	-	-	574
Treasury stock	(88)	-	-	(88)
Paid-in-capital	814,899	9,400	(9,400)	814,899
Accumulated other comprehensive income	(32,198)	2,617	(2,617)	(32,198)
Retained earnings (accumulated deficit)	(747,074)	(18,588)	18,588	(747,074)
Noncontrolling interests	4,503	-	(6,571)	(2,068)
Total shareholders’ equity	40,616	(6,571)	-	34,045
Total liabilities and shareholders’ equity	$3,478,433	$370,089	$(129,909)	$3,718,613

	December 31, 2013
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$1,390,146	$252,549	$-	$1,642,695
Equity securities	104,107	2,523	-	106,630
Short-term investments	5,897	-	-	5,897
Other invested assets	173,355	-	(77,200)	96,155
Total investments	1,673,505	255,072	(77,200)	1,851,377
Cash and cash equivalents	288,214	5,684	-	293,898
Investment income receivable	38,564	2,325	(23,396)	17,493
Premiums receivable	267,151	44,878	(2,530)	309,499
Reinsurance recoverable on paid losses	66,974	3,028	(1,039)	68,963
Reinsurance recoverable on unpaid losses	555,468	25,208	(9,816)	570,860
Prepaid reinsurance premiums	164,250	26,514	(4,288)	186,476
Deferred acquisition costs, net	85,485	9,611	-	95,096
Intangible assets	73,599	6,337	-	79,936
Goodwill	-	-	-	-
Funds held by reinsured companies	98,816	-	-	98,816
Other assets	391,258	1,395	(9,522)	383,131
Total assets	$3,703,284	$380,052	$(127,791)	$3,955,545
Liabilities
Loss and loss adjustment expenses	$1,973,970	$117,131	$(9,816)	$2,081,285
Unearned premium	657,045	110,355	(4,288)	763,112
Reinsurance balances payable	84,948	8,441	(3,569)	89,820
Funds held under reinsurance agreements	222,137	22	-	222,159
Other liabilities	268,937	50,352	(33,118)	286,171
Deferred income taxes	10,327	19,181	-	29,508
Debt	382,770	77,000	(77,000)	382,770
Total liabilities	3,600,134	382,482	(127,791)	3,854,825
Shareholders’ equity
Common stock	574	-	-	574
Treasury stock	(39)	-	-	(39)
Paid-in-capital	815,119	9,400	(9,400)	815,119
Accumulated other comprehensive (loss) income	(19,507)	1,338	(1,338)	(19,507)
Retained earnings (accumulated deficit)	(700,596)	(13,168)	13,168	(700,596)
Noncontrolling interests	7,599	-	(2,430)	5,169
Total shareholders’ equity	103,150	(2,430)	-	100,720
Total liabilities and shareholders’ equity	$3,703,284	$380,052	$(127,791)	$3,955,545

	Three Months Ended March 31,
	2014				2013
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Net premiums written	$(298,996)	$38,351	$-	$(260,645)	$416,071	$37,126	$-	$453,197
Revenues
Net premiums earned	$72,669	$38,875	$-	$111,544	$380,884	$41,002	$-	$421,886
Ceding commission revenue	8,722	2,478	(398)	10,802	4,516	2,216	(1,293)	5,439
Insurance services revenue	7,918	-	(7,353)	565	7,289	-	(7,161)	128
Policy billing fees	2,572	104	-	2,676	2,847	303	-	3,150
Net investment income	14,697	2,315	(1,654)	15,358	29,584	2,380	(1,647)	30,317
Total net realized investment gains (losses)	18,800	3,463	-	22,263	6,233	618	-	6,851
Total revenues	125,378	47,235	(9,405)	163,208	431,353	46,519	(10,101)	467,771
Expenses
Loss and loss adjustment expenses	72,628	29,933	-	102,561	240,334	35,398	-	275,732
Commission expense	17,500	7,947	(398)	25,049	76,123	7,691	(1,293)	82,521
Other operating expenses	72,736	13,494	(7,353)	78,877	76,838	13,059	(7,161)	82,736
Acquisition-related transaction costs	646	-	-	646	19,056	-	-	19,056
Interest expense	7,010	1,654	(1,654)	7,010	7,803	1,652	(1,647)	7,808
Total expenses	170,520	53,028	(9,405)	214,143	420,154	57,800	(10,101)	467,853
Equity in income (loss) of unconsolidated affiliate	-	-	-	-	128	-	-	128
Income (loss) before income taxes	(45,142)	(5,793)	-	(50,935)	11,327	(11,281)	-	46
Income tax expense (benefit)	963	-	-	963	(1,590)	-	-	(1,590)
Net income (loss)	$(46,105)	$(5,793)	$-	$(51,898)	$12,917	$(11,281)	$-	$1,636
Less: Net income (loss) attributable to Noncontrolling interests	373	(5,793)	-	(5,420)	-	(11,281)	-	(11,281)
Net income (loss) attributable to Tower Group, International, Ltd.	$(46,478)	$-	$-	$(46,478)	$12,917	$-	$-	$12,917

Ratios
Net loss and LAE	99.9%	77.0%		91.9%	63.1%	86.3%		65.4%
Net underwriting expenses	81.4%	48.5%		69.9%	35.5%	44.5%		36.4%
Net Combined	181.3%	125.5%		161.8%	98.6%	130.8%		101.8%

Return on Average Equity	-44.6%				5.0%

Insurance Ratios

Net loss ratio. The net loss ratio is the ratio of losses and LAE incurred to net premiums earned and measures the underwriting results of a company’s insurance business. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements. In addition, we use accident year and calendar year loss ratios to measure our underwriting performance. An accident year loss ratio measures losses and LAE for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that particular accident year. A calendar year loss ratio measures losses and LAE for insured events occurring during a particular year and the changes in estimates in loss and LAE reserves from prior accident years as a percentage of premiums earned during that particular calendar year.

Net underwriting expense ratio. We calculate our net underwriting expense ratio after the effect of ceded reinsurance and policy billing fees. Ceding commission revenue and policy billing fees are applied to reduce our underwriting expenses in our insurance company operation. As discussed below, this is a non-GAAP measure.

Net combined ratio. We use the net combined ratio to measure our underwriting performance. The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio. If the net combined ratio is at or above 100%, an insurance company is not underwriting profitably and may not be profitable unless investment income is sufficient to offset underwriting losses. As discussed below, this is a non-GAAP measure.

Non-GAAP measures. The net underwriting expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net underwriting expense, is calculated by reducing our underwriting expenses in our insurance companies’ operations with ceding commission revenues and policy billing fees. As discussed above, the Company uses these ratios to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company.

Consolidated Results of Operations

Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments.

Consolidated Results of Operations for the Three Months Ended March 31, 2014 and 2013

Total revenues. Total revenues decreased by 65.1% for the three months ended March 31, 2014 compared to the same period in 2013. This decrease is primarily attributable to the significant decline in net premiums earned offset by an increase in ceding commission revenues. Tower has reinsured the majority of its business to AmTrust and NGHC through the Cut-Through Reinsurance Agreements.

Premiums earned. Net premiums earned for the three months ended March 31, 2014 and 2013 were $111.5 million and $421.9 million, respectively. The decrease of 73.6% for the three months ended March 31, 2014 compared to the same period in 2013 is directly attributable to $162.9 million of earned premiums ceded to AmTrust and NGHC as a result of the Cut-Through Reinsurance Agreement and to $42.2 million of earned premiums ceded relating to the quota share reinsurance agreements executed in the third and fourth quarters of 2013 with other unaffiliated entities. In addition, as a result of the rating agency downgrades, Tower’s premiums written have declined in the fourth quarter 2013 and first quarter 2014, resulting in a reduction in gross premiums earned.

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, increased by $5.3 million in the three months ended March 31, 2014 compared to the same period in 2013. The increase is due primarily to ceding commission revenue earned on the Cut-Through Reinsurance Agreements.

Net investment income and net realized gains (losses). For the three months ended March 31, 2014, net investment income decreased $15.0 million compared to the same period in 2013, primarily due to lower investment balances in 2014 compared to

2013. Investment balances have declined due to the previously discussed significant events that impacted Tower in 2013. In addition, the Company has disposed of certain of its invested assets in the first quarter of 2014, generating net realized gains but reducing net investment income.

For the three months ended March 31, 2014, $0.9 million of OTTI losses were recorded in net income compared to $0.7 million in 2013. The OTTI for the three months ended March 31, 2014 is related mostly to securities in the Company’s equity security portfolio.

Net realized investment gains (losses) for the three months ended March 31, 2014 and 2013 were $22.3 million and $6.8 million, respectively. These gains are a function of the invested assets selected for sale when cash needs arise in the ordinary course of business or when market dictates disposals pursuant to our investment policy.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 91.9% and 65.4 % for the three months ended March 31, 2014 and 2013, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 99.9% and 63.1% for the three months ended March 31, 2014 and 2013, respectively. The Reciprocal Exchanges’ net loss ratio was 77.0% and 86.3% for the three months ended March 30, 2014 and 2013, respectively. The current accident year net loss ratio excluding the Reciprocal Exchanges for the period ending March 31, 2014 increased as compared to the same period in 2013 due to a significant increase in the unallocated loss expense ratio. This was caused by the substantial reduction in net earned premium due to increased cessions to quota share reinsurance including the Cut-Through Reinsurance Agreements. A portion of this increase was offset by ceding commission revenue.

Incurred losses and LAE for the three months ended March 31, 2014 attributable to insured events of prior years were $7.0 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $8.0 million and increased the calendar year loss ratio by 11 points. Excluding the Reciprocal Exchanges there was adverse loss development of $11.4 million in the Commercial Insurance segment, favorable loss development of $3.6 million in the Assumed Reinsurance segment and adverse loss development of $0.1 million in the Personal Insurance segment for the three months ended March 31, 2014.

Incurred losses and LAE for the three months ended March 31, 2013 attributable to insured events of prior years were unfavorable by $7.7 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $1.1 million. Excluding the Reciprocal Exchanges, there was net adverse loss development of $5.7 million in the Commercial Insurance segment, favorable loss development of $0.9 million in Assumed Reinsurance segment and a favorable loss development of $3.7 million in the Personal Insurance segment for the three months ended March 31, 2013.

Commission and Operating expenses. Operating expenses, which include commission expenses and other operating expenses, were $103.9 million for the three months ended March 31, 2014, a decrease of $61.3 million or 37.1% compared to the same period in 2013. This decrease is primarily due to a $57.5 million, or 69.6%, decrease in commission expense from 2013 to 2014, and is attributable to the decline in direct and assumed earned premiums in the first quarter of 2014 resulting from the rating agency downgrades and commission expense reimbursements under the Cut-Through Reinsurance Agreements. Other underwriting expenses (“OUE”), which includes boards, bureaus and taxes (“BB&T”), decreased by $3.9 million in the first quarter of 2014 compared to the first quarter of 2013 as a result the reduction in direct and assumed business written in 2014, and BB&T expense reimbursements under the Cut-Through Reinsurance Agreements. As a result of the reduction in premiums written, the number of the Company’s full time employees decreased to 1,204 at March 31, 2014 from 1,391 and 1,457 full-time employees as of December 31, 2013 and March 31, 2013, respectively.

The consolidated gross underwriting expense ratio decreased to 34.7% for the three months ended March 31, 2014 from 34.2% in the same period in 2013. The commission portion of the gross underwriting expense ratio decreased to 15.1% for the three month period ended March 31, 2014 compared to 18.3% in 2013. The gross other underwriting expenses (“OUE”) ratio was 18.9% for the three months ended March 31, 2014 compared to 15.9% in the prior year. The decrease in the consolidated gross underwriting expense ratios is directly related to the decline in the net earned premiums in the three months ended 2014 compared to the same period in 2013. This decline in net earned premiums is directly attributable to the increase in ceded earned premiums.

Acquisition-related transaction costs. Acquisition-related transaction costs for the three months ended March 31, 2014 were $0.6 million compared to $19.1 million in the same period in 2013. Acquisition–related transaction costs in 2013 related primarily to costs associated with the Canopius Merger Transaction which was completed on March 13, 2013.

Interest expense. Interest expense decreased by $0.8 million in the first quarter 2014, as there were no borrowings under the credit facility in 2014 as compared to borrowings of $70.0 million outstanding under the credit facility for all three months of the first quarter of 2013.

Income tax expense. Tower is liable for federal income tax on its U.S. taxed insurance subsidiaries.

Tower, excluding the Reciprocal Exchanges, for the three months ended March 31, 2014, had pre-tax losses of $45.1 million. These losses resulted in net operating loss carryforwards of $187.7 million as of March 31, 2014. In addition, Tower had net deferred tax assets, before any valuation allowances, of $277.7 million at March 31, 2014.

Management in its judgment concluded that a full valuation allowance was required for the net deferred tax assets after its consideration of the cumulative three-year pre-tax loss in its U.S. taxed subsidiaries resulting from certain 2012 and 2013 pre-tax losses.

The Reciprocal Exchanges had pre-tax income (loss) for the three months ended March 31, 2014, of $(5.8) million. A full valuation had previously been recorded on the Reciprocal Exchanges. The Reciprocal Exchanges’ valuation allowance as of March 31, 2014 was $19.3 million.

For the three months ended March 31, 2014, Tower’s effective tax rate on U.S. income before taxes including the Reciprocal Exchanges was (0.8)%. Tower’s U.S. based income had an effective tax rate of 10.3% in the first quarter of 2013.

Net income (loss) and return on average equity. Net loss attributable to Tower Group International, Ltd. and annualized return on average equity were $(46.5) million and (44.6%) for the three months ended March 31, 2014 compared to net income of $12.9 million and annualized return on average equity of 5.0% for the same period in 2013. The return on average equity is calculated by dividing annualized net income by average shareholders’ equity. Average shareholders’ equity was $416.7 million and $1,032.8 million at March 31, 2014 and 2013, respectively. The net loss in the first quarter of 2014 is related primarily to the decline in revenues, as discussed above.

Commercial Insurance Segment Results of Operations

	Three Months Ended March 31,
($ in thousands)	2014	2013	Change	Percent
Net premiums written	$(184,910)	$277,153	$(462,063)	-166.7%
Revenues
Net premiums earned	$55,773	$258,419	$(202,646)	-78.4%
Ceding commission revenue	2,379	449	1,930	429.8%
Policy billing fees	1,276	1,370	(94)	-6.9%
Total revenue	59,428	260,238	(200,810)	-77.2%
Expenses
Net loss and loss adjustment expenses	63,971	177,003	(113,032)	-63.9%
Underwriting expenses
Commission expenses	18,262	44,335	(26,073)	-58.8%
Other underwriting expenses	32,759	47,949	(15,190)	-31.7%
Total underwriting expenses	51,021	92,284	(41,263)	-44.7%
Underwriting profit (loss)	$(55,564)	$(9,049)	$(46,515)	514.0%

Ratios
Net loss and LAE	114.7%	68.5%
Net underwriting expenses	84.9%	35.0%
Net Combined	199.6%	103.5%

Commercial Insurance Segment Results of Operations for the Three Months Ended March 31, 2014 and 2013

Premiums. Net premiums written for the three months ended March 31, 2014 decreased $462.1 million and net premiums earned for the three months ended March 31, 2014 decreased $202.6 million compared to the same period in 2013. These changes are attributed primarily to the Cut-Through Reinsurance Agreement executed in the first quarter of 2014 and the transfer of the December 31, 2013 unearned premium reserve of $194.0 million. (The unearned premiums reserve of $194.0 million was recorded as gross premiums written in 2013, and ceded premiums written in 2014.) In addition, as a result of the rating agency downgrades, Tower’s premiums written and earned premiums have declined in the first quarter of 2014 compared to the same period in 2013.

Ceding commission revenue. Ceding commission revenue increased for the three months ended March 31, 2014 by $1.9 million compared to the same period in 2013 as a result of (i) the Cut-Through Reinsurance Agreement and (ii) the new reinsurance contracts entered into on July 1, 2013.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 114.7% and 68.5% for the three months ended March 31, 2014 and 2013, respectively. The accident year loss ratios for the three months ended March 31, 2014 and 2013 were 94.3% and 66.3%, respectively. The net loss ratio for the period ending March 31, 2014 was impacted by the substantial reduction in net earned premium due to increased cessions to quota share reinsurance including the Cut-Through Reinsurance Agreement, and by an increase to the net unallocated loss adjustment expense ratio which is partially offset by ceding commission revenue. Incurred losses and LAE attributable to insured events of prior years were $11.4 million for the three months ended March 31, 2014, due to increases in ultimate loss estimates from the Company’s reserve study completed during the quarter. The increase in ultimate loss estimates arose primarily from the commercial auto liability lines of business. The net loss ratio for the period ending March 31, 2014 was impacted by the low premium volume remaining within the segment which resulted from the Cut-Through Reinsurance Agreement that was in place for the quarter.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, decreased by $41.3 million, or 44.7% for the three months ended March 31, 2014 compared to the same period in 2013. The net underwriting expense ratio increased 49.9 percentage points for the three months ended March 31, 2014 from the same period in 2013. The increase in the underwriting expense ratio is primarily attributed to the reduction in net premiums earned resulting from the Cut-Through Reinsurance Agreement.

The gross underwriting expense ratio, which excludes the effect of the Cut-Through Reinsurance Agreement, was 32.8% for the three months ended March 31, 2014 compared to 33.0% in the same period in 2013. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 15.8% for the three months ended March 31, 2014 compared to 16.4% for the same period in 2013. The OUE ratio, including BB&T, was 17.0% for the three months ended March 31, 2014 compared to 16.6% for the same period in 2013. The increase in the OUE ratio is due to a decline in direct earned premium. Direct earned premiums declined as a result of the rating agency downgrades in the fourth quarter of 2013 and first quarter of 2013. In addition, many of the OUE expenses are fixed costs, and did not decline in proportion to the decline in earned premiums.

Underwriting profit (loss) and combined ratio. The underwriting loss and net combined ratios for the three months ended March 31, 2014 were $(55.6) million and 199.6%, respectively, compared to $(9.0) million and 103.5%, respectively, for the same period in 2013. The increase in underwriting losses and combined ratio in the first quarter of 2014 is primarily attributed to the decline in premiums earned, offset slightly by an increase in ceding commission revenue, as discussed above.

Assumed Reinsurance Segment Results of Operations

	Three Months Ended March 31,
($ in thousands)	2014	2013	Change	Percent
Net premiums written	$24,640	$101,170	$(76,530)	-75.6%
Revenues
Net premiums earned	$16,033	$49,365	$(33,332)	-67.5%
Total revenue	16,033	49,365	(33,332)	-67.5%
Expenses
Net loss and loss adjustment expenses	2,408	19,360	(16,952)	-87.6%
Underwriting expenses
Commission expenses	(2,297)	17,167	(19,464)	-113.4%
Other underwriting expenses	3,169	626	2,543	406.2%
Total underwriting expenses	872	17,793	(16,921)	-95.1%
Underwriting profit (loss)	$12,753	$12,212	$541	4.4%

Ratios
Net loss and LAE	15.0%	39.2%
Net underwriting expenses	5.4%	36.0%
Net Combined	20.4%	75.2%

Assumed Reinsurance Segment Results of Operations for the Three Months Ended March 31, 2014 and 2013

Premiums. Net premiums written for the three months ended March 31, 2014 decreased $76.5 million and net premiums earned for the three months ended March 31, 2014 decreased $33.3 million compared to the same period in 2013. The decrease in the three months ended March 31, 2014 net premiums written and earned is attributable to the reduction in Lloyd’s Syndicate assumed reinsurance agreements executed by Tower in 2014. This is a result of the significant business developments that impacted Tower in 2013, including the rating agency downgrades which resulted in Tower not having the financial flexibility to continue to support this business. All of the Lloyd’s Syndicate assumed reinsurance business requires Tower to fund collateral in proportion to premiums assumed under the treaties, and currently Tower is unable to secure many treaties that it may still find attractive from an underwriting basis.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 15.0% and 39.2% for the three months ended March 31, 2014 and 2013, respectively. The accident year loss ratios for the three months ended March 31, 2014 and 2013 were 37.4% and 41.0%, respectively. Incurred losses and LAE attributable to insured events of prior years had a favorable loss development of $3.6 million for the three months ended March 31, 2014. The favorable development was primarily attributed to reduced ultimate loss estimates on several assumed reinsurance contracts covering property risks.

Underwriting expenses. Underwriting expenses, which include assumed commissions and other underwriting expenses, decreased by $16.9 million, or 95.1% for the three months ended March 31, 2014 compared to the same period in 2013. The net underwriting expense ratio decreased 30.6 percentage points for the three months ended March 31, 2014 from the same period in 2013. The decline in expense ratio is directly attributed to the decline in earned premiums. Nearly all of the assumed reinsurance segment expenses are commission related, and directly related to the volume of business earned. The assumed reinsurance segment has relatively low OUE and fixed overhead costs.

The underwriting expense ratio was 5.4% for the three months ended March 31, 2014 compared to 36.0% in the same period in 2013. The assumed commission portion of the gross underwriting expense ratio, which is expressed as a percentage of assumed premiums earned, was (10.9)% for the three months ended March 31, 2014 compared to 34.8% for the same period in 2013. The assumed commission expense in the fourth quarter of 2014 includes favorable movement for the change in estimate for prior period profit commission calculations and a reversal of an accrual for federal excise taxes for certain premiums that were returned from our Bermuda based insurance subsidiaries back to our U.S. based subsidiaries. These premiums were ceded to our Bermuda based insurance subsidiaries in 2013.

Underwriting profit (loss) and combined ratio. The underwriting gain and net combined ratio for the three months ended March 31, 2014 was $12.8 million and 20.4%, respectively, compared to $12.2 million and 75.2%, respectively, for the same period in 2013. The decline in the underwriting gain is a result of the reduced net premiums earned in 2014.

Personal Insurance Segment Results of Operations

	Three Months Ended March 31,
	2014			2013
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$(138,727)	$38,350	$(100,377)	$37,748	$37,126	$74,874	$(175,251)	-234.1%
Revenues
Net premiums earned	$863	$38,875	$39,738	$73,100	$41,002	$114,102	$(74,364)	-65.2%
Ceding commission revenue	6,343	2,080	8,423	4,066	924	4,990	3,433	68.8%
Policy billing fees	1,296	104	1,400	1,477	303	1,780	(380)	-21.3%
Total revenue	8,502	41,059	49,561	78,643	42,229	120,872	(71,311)	-59.0%
Expenses
Net loss and loss adjustment expenses	6,250	29,932	36,182	43,971	35,398	79,369	(43,187)	-54.4%
Underwriting expenses
Commission expenses	1,535	7,549	9,084	14,622	6,399	21,021	(11,937)	-56.8%
Other underwriting expenses	17,001	13,494	30,495	18,032	13,059	31,091	(596)	-1.9%
Total underwriting expenses	18,536	21,043	39,579	32,654	19,458	52,112	(12,533)	24.1%
Underwriting profit (loss)	$(16,284)	$(9,916)	$(26,200)	$2,018	$(12,627)	$(10,609)	$(15,591)	147.0%

Ratios
Net loss and LAE	724.2%	77.0%	91.1%	60.2%	86.3%	69.6%
Net underwriting expenses	1262.7%	48.5%	74.9%	37.1%	44.5%	39.7%
Net Combined	1986.9%	125.5%	166.0%	97.3%	130.8%	109.3%

Personal Insurance Segment Results of Operations for the Three Months Ended March 31, 2014 and 2013

Premiums. Net premiums written for the three months ended March 31, 2014 decreased $175.3 million and net premiums earned for the three months ended March 31, 2014 decreased $74.4 million compared to the same period in 2013. These declines are attributed primarily to the Cut-Through Reinsurance Agreement executed in the first quarter of 2014 and the transfer of the December 31, 2013 unearned premium reserve of $133.7 million. (The unearned premiums reserve of $133.7 million was recorded as gross premiums written in 2013, and ceded premiums written in 2014.) In addition, as a result of the rating agency downgrades, Tower’s premiums written and earned premiums have declined in the first quarter of 2014 compared to the same period in 2013.

Ceding commission revenue. Ceding commission revenue increased by $3.4 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase was the result of (i) the Cut-Through Reinsurance Agreement and (ii) a new homeowners quota share treaty executed in the fourth quarter of 2013.

Net loss and loss adjustment expenses. For Personal Insurance, including the Reciprocal Exchanges, the net calendar year loss ratios were 91.1% and 69.6% for the three months ended March 31, 2014 and 2013, respectively. The accident year loss ratios for the three months ended March 31, 2014 and 2013 were 93.1% and 67.0%, respectively. The net loss ratio excluding the Reciprocal Exchanges for the period ending March 31, 2014 was impacted by the substantial reduction in net earned premium due to increased cessions to quota share reinsurance including the Cut Through Reinsurance Agreements, and by an increase to the net unallocated loss adjustment expense ratio which is partially offset by ceding commission revenue. Estimates of prior accident year loss and loss expenses decreased by $0.8 million for the three months ended March 31, 2014.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 724.2% and 60.2% for the three months ended March 31, 2014 and 2013, respectively. The accident year loss ratios for the three months ended March 31, 2014 and 2013 were 708.1% and 65.2%, respectively. Estimates of prior accident year loss and loss expenses increased by $0.1 million for the three months ended March 31, 2014. The net loss ratio for the period ending March 31, 2014 was impacted by the low premium volume remaining within the segment which resulted from the Cut-Through Reinsurance Agreement that was in place for the quarter. The Reciprocal Exchanges’ net calendar year loss ratios were 77.0% and 86.3% for the three months ended March 31, 2014 and 2013, respectively. The accident year loss ratios for the three months ended March 31, 2014 and 2013 were 79.4% and 70.3%, respectively. Estimates of prior accident year loss and loss adjustment expenses decreased by $0.9 million for the three months ended March 31, 2014.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, decreased $12.5 million or 24.1% for the three months ended March 31, 2014 compared to the same period in 2013. The net underwriting expense ratio increased 35.2 percentage points in the three months ended March 31, 2014 compared to the same period in 2013. The increase in the underwriting expense ratio is primarily attributed to the reduction in net premiums earned resulting from the Cut-Through Reinsurance Agreement.

The gross underwriting expense ratio, which excludes the effect of the Cut-Through Reinsurance Agreement, was 39.7% and 35.7% for the three months ended March 31, 2014 and 2013, respectively. The commission portion of the gross underwriting expense ratio was 17.7% and 16.4% for the three months ended March 31, 2014 and 2013, respectively. The gross OUE ratio, which includes BB&T, was 22.0% and 19.3% for the three months ended March 31, 2014 and 2013, respectively. The increase in the OUE ratio is due to a decline in direct earned premiums. Direct earned premiums declined as a result of the rating agency downgrades in the fourth quarter of 2013 and first quarter of 2014.

Underwriting profit (loss) and combined ratio. The underwriting loss and net combined ratio was $(26.2) million and 166.0%, respectively, for the three months ended March 31, 2014 compared to $(10.6) million and 109.3%, respectively, for the same period in 2013. The increase in underwriting losses and combined ratio in the first quarter of 2014 is primarily attributed to the decline in premiums earned, offset slightly by an increase in ceding commission revenue, as discussed above. The net combined ratio for Tower, excluding the Reciprocal Exchanges, for the three months ended March 31, 2014, is attributable to the relatively low level of earned premiums without a corresponding decline in underwriting expenses resulting from certain fixed expenses that do not vary directly with changed in earned premium volume.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2014 and December 31, 2013:

	Cost or	Gross	Gross Unrealized Losses			% of
($ in thousands)	Amortized Cost	Unrealized Gains	Less than 12 Months	More than 12 Months	Fair Value	Fair Value
March 31, 2014
U.S. Treasury securities	$474,654	$723	$(6,272)	$-	$469,105	30.9%
U.S. Agency securities	107,940	1,557	(258)	-	109,239	7.2%
Municipal bonds	255,653	10,035	(1,836)	(247)	263,605	17.4%
Corporate and other bonds	325,023	9,442	(1,415)	(783)	332,267	21.9%
Commercial, residential and asset-backed securities	270,404	8,630	(908)	(941)	277,185	18.3%
Total fixed-maturity securities	1,433,674	30,387	(10,689)	(1,971)	1,451,401	95.7%
Equity securities	54,891	9,748	(1,247)	(185)	63,207	4.2%
Short-term investments	2,000	-	-	-	2,000	0.1%
Total, March 31, 2014	$1,490,565	$40,135	$(11,936)	$(2,156)	$1,516,608	100.0%
Tower	$1,284,708	$34,181	$(10,995)	$(916)	$1,306,978
Reciprocal Exchanges	205,857	5,954	(941)	(1,240)	209,630
Total, March 31, 2014	$1,490,565	$40,135	$(11,936)	$(2,156)	$1,516,608
December 31, 2013,
U.S. Treasury securities	$370,959	$729	$(7,726)	$-	$363,962	20.7%
U.S. Agency securities	110,362	1,420	(561)	-	111,221	6.3%
Municipal bonds	277,382	7,981	(5,056)	(1,201)	279,106	15.9%
Corporate and other bonds	512,444	19,424	(4,360)	(1,566)	525,942	30.0%
Commercial, residential and asset-backed securities	342,487	23,083	(1,644)	(1,462)	362,464	20.7%
Total fixed-maturity securities	1,613,634	52,637	(19,347)	(4,229)	1,642,695	93.6%
Equity securities	97,708	11,486	(2,313)	(251)	106,630	6.1%
Short-term investments	5,925	-	(28)	-	5,897	0.3%
Total, December 31, 2013	$1,717,267	$64,123	$(21,688)	$(4,480)	$1,755,222	100.0%
Tower	$1,465,039	$56,480	$(19,335)	$(2,034)	$1,500,150
Reciprocal Exchanges	252,228	7,643	(2,353)	(2,446)	255,072
Total, December 31, 2013	$1,717,267	$64,123	$(21,688)	$(4,480)	$1,755,222

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA- and A+ at March 31, 2014 and December 31, 2013, respectively. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
March 31, 2014
Rating
U.S. Treasury securities	$455,820	36.6%	$13,286	6.4%
AAA	102,169	8.2%	34,581	16.7%
AA	411,988	33.1%	19,965	9.6%
A	184,987	14.9%	67,056	32.5%
BBB	47,014	3.8%	41,056	19.8%
Below BBB	42,517	3.4%	30,962	15.0%
Total	$1,244,495	100.0%	$206,906	100.0%
December 31, 2013
Rating
U.S. Treasury securities	$347,897	25.0%	$16,065	6.4%
AAA	100,429	7.2%	44,157	17.5%
AA	429,975	31.0%	32,617	12.8%
A	229,774	16.5%	75,911	30.1%
BBB	131,596	9.5%	51,028	20.2%
Below BBB	150,475	10.8%	32,771	13.0%
Total	$1,390,146	100.0%	$252,549	100.0%

Municipal Bonds

As of March 31, 2014, our municipal bonds consisted of state general obligations, municipal general obligations and special revenue bonds. Municipal bonds by state at March 31, 2014 are as follows:

	State General		Municipal General		Special
	Obligations		Obligations		Revenue Bonds		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Texas	$4,354	$4,654	$500	$542	$30,600	$32,171	$35,454	$37,367
New York	4,536	4,543	9,237	9,567	16,971	17,467	30,744	31,577
California	12,562	13,515	11,336	11,159	2,758	2,824	26,656	27,498
New Jersey	-	-	5,223	5,072	7,502	8,023	12,725	13,095
Arizona	4,435	4,834	-	(1)	8,762	9,303	13,197	14,136
Wisconsin	10,129	10,147	1,422	1,472	250	259	11,801	11,878
Florida	-	-	-	-	10,942	11,944	10,942	11,944
Washington	7,250	7,070	1	-	1,748	1,768	8,999	8,838
Indiana	-	-	-	-	7,420	7,925	7,420	7,925
Massachusetts	-	-	-	-	8,816	8,854	8,816	8,854
Illinois	802	806	6,698	6,882	399	395	7,899	8,083
Other	28,375	28,992	24,216	24,121	28,409	29,297	81,000	82,410
Total	$72,443	$74,561	$58,633	$58,814	$124,577	$130,230	$255,653	$263,605

No one jurisdiction within “Other” in the table above exceeded 3.0% of the total fair value of municipal bonds. As of March 31, 2014, the special revenue bonds are supported primarily by water and sewer utilities, electric utilities, college revenues and highway tolls.

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

As of March 31, 2014, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

At March 31, 2014, securities with a fair value of $18.8 million included in other invested assets and 1 private convertible bond with a fair value of $3.4 million included in fixed maturity investments were priced in Level 3.

As more fully described in “Note 5 – Investments, — Impairment Review,” to our consolidated financial statements, we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment.

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

The following table presents information regarding our invested assets that were in an unrealized loss position at March 31, 2014 and December 31, 2013 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
March 31, 2014
U.S. Treasury securities	$343,335	$(6,272)	$-	$-	$343,335	$(6,272)
U.S. Agency securities	51,843	(258)	-	-	51,843	(258)
Municipal bonds	61,758	(1,836)	5,996	(247)	67,754	(2,083)
Corporate and other bonds
Finance	28,227	(425)	345	(14)	28,572	(439)
Industrial	72,945	(841)	7,078	(182)	80,023	(1,023)
Utilities	13,983	(149)	7,954	(587)	21,937	(736)
Commercial mortgage-backed securities	12,097	(238)	24,744	(710)	36,841	(948)
Residential mortgage-backed securities
Agency backed	48,130	(450)	5,050	(231)	53,180	(681)
Non-agency backed	162	(28)	-	-	162	(28)
Asset-backed securities	71,452	(192)	-	-	71,452	(192)
Total fixed-maturity securities	703,932	(10,689)	51,167	(1,971)	755,099	(12,660)
Preferred stocks	8,285	(1,007)	2,219	(185)	10,504	(1,192)
Common stocks	6,661	(240)	-	-	6,661	(240)
Short-term investments	-	-	-	-	-	-
Total, March 31, 2014	$718,878	$(11,936)	$53,386	$(2,156)	$772,264	$(14,092)
Tower	$676,838	$(10,995)	$22,062	$(916)	$698,900	$(11,911)
Reciprocal Exchanges	42,040	(941)	31,324	(1,240)	73,364	(2,181)
Total, March 31, 2014	$718,878	$(11,936)	$53,386	$(2,156)	$772,264	$(14,092)

December 31, 2013
U.S. Treasury securities	$273,217	$(7,726)	$-	$-	$273,217	$(7,726)
U.S. Agency securities	51,808	(561)	-	-	51,808	(561)
Municipal bonds	109,345	(5,056)	4,268	(1,201)	113,613	(6,257)
Corporate and other bonds
Finance	37,811	(1,005)	335	(23)	38,146	(1,028)
Industrial	124,869	(2,550)	10,023	(458)	134,892	(3,008)
Utilities	27,698	(805)	7,292	(1,085)	34,990	(1,890)
Commercial mortgage-backed securities	26,469	(597)	20,397	(1,157)	46,866	(1,754)
Residential mortgage-backed securities
Agency backed	37,660	(925)	5,166	(293)	42,826	(1,218)
Non-agency backed	1,027	(19)	182	(12)	1,209	(31)
Asset-backed securities	32,461	(103)	-	-	32,461	(103)
Total fixed-maturity securities	722,365	(19,347)	47,663	(4,229)	770,028	(23,576)
Preferred stocks	10,538	(2,285)	6,154	(251)	16,692	(2,536)
Common stocks	7,125	(28)	-	-	7,125	(28)
Short-term investments	3,897	(28)	-	-	3,897	(28)
Total, December 31, 2013	$743,925	$(21,688)	$53,817	$(4,480)	$797,742	$(26,168)
Tower	$663,127	$(19,335)	$23,096	$(2,034)	$686,223	$(21,369)
Reciprocal Exchanges	80,798	(2,353)	30,721	(2,446)	111,519	(4,799)
Total, December 31, 2013	$743,925	$(21,688)	$53,817	$(4,480)	$797,742	$(26,168)

The following table shows the fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of March 31, 2014:

		Unrealized Loss
			Percent of	Fair Value by Security Rating
($ in thousands)	Fair Value	Amount	Amortized Cost	AAA	AA	A	BBB	BB or Lower
U.S. Treasury securities	$343,335	$(6,272)	-2%	0%	100%	0%	0%	0%
U.S. Agency securities	51,843	(258)	-1%	0%	100%	0%	0%	0%
Municipal bonds	67,754	(2,083)	-3%	12%	70%	15%	0%	3%
Corporate and other bonds	130,532	(2,198)	-2%	0%	15%	61%	17%	7%
Commercial mortgage-backed securities	36,841	(948)	-3%	46%	0%	43%	11%	0%
Residential mortgage-backed securities	53,342	(709)	-1%	0%	100%	0%	0%	0%
Asset-backed securities	71,452	(192)	0%	96%	0%	0%	4%	0%
Equities	17,165	(1,432)	-8%	0%	0%	22%	68%	10%

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Three Months Ended March 31,
($ in thousands)	2014	2013
Cash provided by (used in):
Operating activities	$(191,901)	$(55,083)
Investing activities	321,245	193,029
Financing activities	31,634	(10,560)
Net increase (decrease) in cash and cash equivalents	160,978	127,386
Cash and cash equivalents, beginning of year	293,898	83,800
Cash and cash equivalents, end of period	$454,876	$211,186

Comparison of Three Months Ended March 31, 2014 and 2013

For the three months ended March 31, 2014, net cash used in operating activities was $191.9 million compared to cash used in operations of $55.1 million for the same period in 2013. The increase in cash used by operating activities in the first quarter of 2014 is attributable to the payment of losses associated with periods prior to December 31, 2013 and to the reinsurance of substantially all of the Company’s business in 2014 resulting from the Cut-Through Reinsurance Agreements. The Company’s operating expenses are greater than the ceding commissions generated from the Cut-Through Reinsurance Agreements and the net investment income earned on the investment portfolio. Paid losses from years prior to 2014 were $162.0 million, and these paid losses are uses of operating cash.

Net cash flows provided by investing activities were $321.2 million for the three months ended March 31, 2014 compared to $193.0 million provided in the three months ended March 31, 2013. The increase in cash provided by investing activities is the result of Tower disposing of securities to transfer cash pursuant to the Cut-Through Reinsurance Agreements.

The net cash flows provided by financing activities for the three months ended March 31, 2014 are primarily the result of the return of assets under cancelled Southport Re Quota Share treaty. The Company used deposit accounting for this treaty, and, as such, changes in the deposit account are reflected as financing activities. In the three months ended March 31, 2013, the Company’s financing cash outflows reflected $7.2 million of dividends paid and $5.8 million for treasury-stock acquired in share-based compensation plans.

Current cash flow needs at the Holding Company level are primarily for interest and principal payments on the outstanding debt, the repurchase of common shares from employees to satisfy employee withholding taxes for share-based compensation programs, and other administrative expenses incurred by the Holding Company.

Statutory Capital

See “Note 1 – Nature of Business, Statutory Capital” in the Notes to the Consolidated Financial Statements for information relating to significant business developments and risks and uncertainties impacting Tower’s U.S. based and Bermuda based insurance subsidiaries.

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At March 31, 2014 and December 31, 2013, our capital resources were as follows:

($ in thousands)	March 31, 2014	December 31, 2013
Subordinated debentures	$235,058	$235,058
Convertible Senior Notes	148,506	147,712
Tower Group International, Ltd. shareholders' equity	36,113	95,551
Total capitalization	$419,677	$478,321
Ratio of debt to total capitalization	91.4%	80.0%

The Company’s total capitalization declined $58.6 million, or 12%, from December 31, 2013 to March 31, 2014. This decline is primarily a result of Towers net loss due to the decline in earned premium in addition to $12.7 million of available-for-sale investments unrealized losses recognized in the first quarter of 2014.

The Company has entered into the ACP Re Merger Agreement to address the 2013 and 2014 reduction in capital. In the event that the ACP Re Merger Agreement does not close, Tower’s production of new and renewal business will continue to be unfavorably impacted. See “Note 1 – Nature of Business, Proposed Merger with ACP Re” in the Notes to the Consolidated Financial Statements for further detail.

The Company’s plan to repay TGI’s $150 million Convertible Senior Notes (due September 2014) is related to the closing of the ACP Re Merger Agreement with ACP Re. The Company has engaged Greenhill & Co. to advise it in the event that the ACP Re Merger Agreement does not close. The Company would evaluate the use of proceeds from the potential sale of certain assets held at TGI to repay the Notes. The Company can provide no assurance that it would be successful in finalizing the liquidation of the assets held at TGI or that, if it is successful, the proceeds of such liquidation would be sufficient to repay the Notes.

On June 18, 2014, the Company sent notices informing holders of the subordinated indentures that the Company will defer interest payments. See “Note 1 – Nature of Business” for further discussion.

As discussed above in “Note 1 – Nature of Business, Statutory Capital” in the Notes to the Consolidated Financial Statements, the insurance subsidiaries capital and surplus levels are below Company Action Level. There are no guarantees the Company will be able to remedy the capital and surplus deficiencies in certain of these insurance subsidiaries or maintain adequate levels of capital in the future.

Adoption of New Accounting Pronouncements

For a discussion of accounting standards, see “Note 2 – Accounting Policies and Basis of Presentation” of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that the way we manage them, and sensitivity to changes in interest rates, changes in credit quality of issuers of investment securities, and changes in equity price risks are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in the three months ended March  31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as described in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered under this report. Based on their evaluation, the Company’s CEO and CFO concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

The Company did not maintain effective monitoring controls. Specifically, the Company did not maintain effective ongoing and separate evaluation controls to monitor performance of certain other control activities. Ongoing and separate evaluation monitoring controls were not effective to achieve appropriate remediation of identified control deficiencies. This material weakness also contributed to the following material weaknesses:

(1)	We did not maintain effective controls over the effectiveness of the loss reserve estimation process. Specifically, although the Company’s loss reserve committee evaluated the majority of methods, the Company did not maintain effective controls to effectively review and approve all significant assumptions, methodologies and data used to determine the actuarial central estimate.

(2)	We did not maintain effective controls over the premium receivable account reconciliation. Specifically, although the majority of items identified in premiums receivable account analysis were evaluated and resolved, the Company did not maintain effective controls to effectively investigate and resolve reconciling items on a timely basis.

(3)	We did not maintain effective controls over the impairment process of the long-lived tangible and intangible assets. Specifically, the Company did not evaluate all the triggering events indicating that the carrying value of its long-lived tangible and intangible assets may not be recoverable during 2013. The long-lived tangible and intangible assets include furniture, leasehold improvements, computer equipment, software, including internally developed software, and agency force lists.

(4)	We did not maintain effective controls over the effectiveness of the tax valuation allowance estimation process. Specifically, the Company did not determine and monitor its valuation allowance of net deferred tax asset and the accuracy of its deferred taxes.

(5)	We did not maintain effective control over certain information technology general controls. Specifically, the Company did not design and maintain effective controls with respect to segregation of duties, restricted access to programs and data, and change management activities. Consequently, controls that were dependent on the effective operation of information technology were not effectively designed to include adequate review of system generated data used in the operation of the controls and were determined not to be operating effectively.

(6)	We did not maintain effective controls over the period-end financial reporting process. Specifically, the Company did not maintain sufficient personnel to perform its period-end financial reporting process effectively, including preparation and review of account reconciliations and evaluation of the accounting requirements resulting from recent events and circumstances. This in turn affected the timely preparation and review of interim and annual consolidated financial statements.

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

The Company’s CEO and CFO, in consultation with the Audit Committee, has concluded that as a result of control deficiencies listed above, and the fact that these control deficiencies could result in misstatements of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, that these control deficiencies constitute material weaknesses and as a result that its internal control over financial reporting was not effective as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting, except for the following:

(i)	Changes management has begun to implement to address the material weaknesses, as discussed in “Evaluation of Disclosure Controls and Procedures” above. The implementation of the remediation activities began with minimal changes to the control activities during the first quarter of 2014

(ii)	On January 3, 2014, Tower entered into an Agreement and Plan of Merger (“ACP Re Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, it is expected that Merger Sub will merge with and into Tower, with Tower as the surviving corporation in the merger and a wholly owned subsidiary of ACP Re. The transaction is expected to close in the summer of 2014, subject to the satisfaction or waiver of the closing conditions contained in the ACP Re Merger Agreement. ACP Re is a Bermuda based reinsurance company. The controlling shareholder of ACP Re is a trust established by the founder of AmTrust Financial Services, Inc. (“AmTrust”), National General Holdings Corporation (“NGHC”) and Maiden Holdings, Ltd. Since the merger announcement, the Company has experienced more significant turnover in its accounting and operations units than in recent history, and it has found replacing such personnel to be difficult because the merger agreement is still pending completion.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 20, 2013, Robert P. Lang, a purported shareholder of Tower Group International Ltd. (“Tower”), filed a purported class action complaint (the “Lang Complaint”) against Tower and certain of its current and former officers in the United States District Court for the Southern District of New York. The Lang Complaint alleges that Tower and certain of its current and former officers violated federal securities laws and seeks unspecified damages. On September 3, 2013, a second purported shareholder class action complaint was filed by Dennis Feighay, another purported Tower shareholder, containing similar allegations to those set forth in the Lang Complaint (the “Feighay Complaint”). On October 4, 2013, a third complaint was filed by Sanju Sharma (the “Sharma Complaint”). The Sharma Complaint names as defendants Tower and certain of its current and former officers, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between May 10, 2011 and September 17, 2013. On October 18, 2013, an amended complaint was filed in the Sharma case (the “Sharma Amended Complaint”). The Sharma Amended Complaint alleges additional false and misleading statements, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between March 1, 2011 and October 7, 2013. On October 21, 2013, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. On June 17, 2014, the United States District Court for the Southern District of New York issued an order consolidating the Lang, Feighay, and Sharma actions (hereinafter the “Consolidated Securities Action”) and appointing Adar Enhanced Investment Fund, Ltd. and Adar Investment Fund, Ltd. (the “Adar Funds”) and Jacksonville Police and Fire Pension Fund, Oklahoma Firefighters Pension and Retirement System, and the Kansas City, Missouri Employees’ Retirement System (the “Public Pension Funds”) as co-lead plaintiffs in the Consolidated Securities Action and Bernstein Liebhard LLP, Saxena White P.A., and Bernstein Litowitz Berger & Grossmann LLP as co-lead counsel. The Company believes that it is not probable that the Consolidated Securities Action will result in a loss, and if it would result in a loss, that the amount of any such loss cannot reasonably be estimated.

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

On April 22, 2014, counsel for Plaintiffs notified counsel for defendants of its intent to file a stipulation of discontinuance without prejudice of the New York Action within thirty days. On June 2, 2014, counsel for Plaintiffs filed a notice of discontinuance without prejudice against all defendants in the New York Action.

Tower received a document request from the U.S. Securities and Exchange Commission (the “SEC”) dated January 13, 2014, as part of an informal inquiry (the “SEC Request”). The SEC Request asks for documents related to Tower’s financial statements, accounting policies, and analysis. Tower is cooperating with the SEC’s inquiry and has provided the requested information.

On January 14, 2014, Derek Wilson, a purported shareholder of Tower, filed a purported class action complaint (the “Wilson Complaint”) against Tower, certain of its current and former directors, ACP Re Ltd. (“ACP Re”), London Acquisition Company Limited (“Merger Sub”), and AmTrust Financial Services, Inc. (“AmTrust”) in the United States District Court for the Southern District of New York. The Wilson Complaint alleges that the members of the Company’s Board of Directors breached their fiduciary duties owed to the shareholders of Tower under Bermuda law by approving Tower’s entry into the ACP Re Merger Agreement and failing to take steps to maximize the value of Tower to its public shareholders, and that Tower, ACP Re, Merger Sub, and AmTrust aided and abetted such breaches of fiduciary duties. The Wilson Complaint also alleges, among other things, that the proposed transaction undervalues Tower, that the process leading up to the ACP Re Merger Agreement was flawed, and that certain provisions of the ACP Re Merger Agreement improperly favor ACP Re and discourage competing offers for the Company. The Wilson Complaint further alleges oppressive conduct by the directors against Tower’s shareholders in violation of Bermuda law. The Wilson Complaint seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction, rescission of the ACP Re Merger Agreement to the extent already implemented, and other forms of equitable relief. On February 27, 2014, the same purported shareholder filed an amended complaint alleging, in addition, that the Company and the directors disseminated a materially false and misleading preliminary proxy statement regarding the ACP Re Merger Agreement in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder (the “Wilson Amended Complaint”).

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

On May 12, 2014, the United States District Court for the Southern District of New York issued an order consolidating the Wilson and Raul actions (hereinafter the “Consolidated Federal Action”). On May 22, 2014, the Court issued an order appointing Wilson and George Strum, another purported shareholder of the Company, as co-lead plaintiffs in the Consolidated Federal Action and appointing Robbins Arroyo LLP and WeissLaw LLP as co-lead counsel.

On March 24, 2014, two purported shareholders of the Company filed a purported class action and shareholder derivative complaint against the Company, certain of its current and former officers and directors, and Tower Group, Inc., in the Supreme Court of the State of New York, County of New York (the “Bekkerman Complaint” and, together with the Wilson Amended Complaint and the Raul Complaint, the “Merger Complaints”). The Bekkerman Complaint alleges, among other things, that the members of the Company’s board of directors breached their fiduciary duties owed to the shareholders of the Company by failing to exercise appropriate oversight over the conduct of the Company’s business, awarding Michael Lee excessive compensation, approving the Company’s entry into the ACP Re Merger Agreement, failing to take steps to maximize the value of the Company to its public shareholders, and misrepresenting or omitting material information in connection with the proposed transaction, and that the Company and Tower Group, Inc. aided and abetted such breaches of fiduciary duties. The Bekkerman Complaint also alleges, among other things, that Lee was unjustly enriched as a result of the compensation he received while allegedly breaching his fiduciary duties and by selling stock while in the possession of material, adverse, non-public information. The Bekkerman Complaint seeks, among other things, an award of money damages, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction, rescission of the ACP Re Merger Agreement to the extent already implemented, and other forms of equitable relief. On May 16, 2014, the defendants removed the Bekkerman action to the United States District Court for the Southern District of New York, and requested that it be designated as related to the Consolidated Federal Action. On June 3, 2014, the United States District Court for the Southern District of New York accepted the designation of the Bekkerman Complaint as related to the Consolidated Federal Action.

The Company believes that it is not probable that the Merger Complaints will result in a loss and if they would result in a loss, that the amount of any such loss cannot reasonably be estimated.

From time to time, the Company is involved in other various legal proceedings in the ordinary course of business. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations or financial condition.

Item 1A. Risk Factors

The Company’s Risk Factors are described under “Risk Factors” in Part I, Item 1A of Tower’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition or results of operations. Any of the risks described in the 2013 Form 10-K could result in a significant or material adverse effect on our business, financial condition or results of operations, and a corresponding decline in the market price of our common shares and other securities.

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described in the 2013 Form 10-K. See “Business—Note on Forward-Looking Statements.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2014, the Company purchased 17,364 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2008 Long Term Equity Compensation Plan (the “2008 LTEP”). The shares were withheld at the direction of the employees as permitted under the 2008 LTEP in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

On May 7, 2013, Tower’s Board of Directors approved a $50 million share repurchase program. No shares of common stock have been purchased under this program.

The following table summarizes the Company’s stock repurchases for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publically Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Repurchase Plans
First quarter
January 1 - 31, 2014	-	$-	-	$50,000,000
February 1 - 28, 2014	-	-	-	50,000,000
March 1 - 31, 2014	17,364	2.78	-	50,000,000
Subtotal first quarter	17,364	$2.78	-	$50,000,000

(1)	Includes 17,364 shares withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.
(2)	Including commissions.

Item 5. Other Information

As disclosed in our Current Report on Form 8-K filed with the SEC on May 9, 2014, on May 9, 2014, the Audit Committee (the “Audit Committee”) of the Board of Directors of Tower Group International, Ltd. (“Tower” or the “Company”) dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm.

PwC’s reports on the consolidated financial statements of the Company as of and for the years ended December 31, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except that the reports of PwC on the Company’s financial statements as of and for the years ended December 31, 2013 and 2012 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2013 and 2012, and the subsequent period through May 9, 2014, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements for such years.

During the fiscal years ended December 31, 2013 and 2012 and the subsequent period through May 9, 2014, there were “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) related to the material weaknesses in the Company’s internal control over financial reporting disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”) and Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report”). As disclosed in the 2012 Annual Report, the Company concluded that material weaknesses existed as of December 31, 2012 related to (i) the loss reserve estimation process and (ii) the premium receivables accounts reconciliation process. Additionally, a material weakness related to recording an out of period income tax adjustment arising from prior acquisitions also existed during the year ended December 31, 2012. As disclosed in the 2013 Annual Report, the Company concluded that material weaknesses existed as of December 31, 2013 related to (i) the monitoring of other control activities, (ii) the loss reserve estimation process, (iii) the premiums receivable accounts reconciliation process, (iv) the impairment process of the long-lived tangible and intangible assets, (v) information technology general controls with respect to segregation of duties, restricted access to programs and data, and change management activities, (vi) the income tax valuation allowance estimation process and (vii) the period-end financial reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Audit Committee has discussed the material weaknesses in its internal control over financial reporting with PwC and has authorized PwC to respond fully to the inquiries of BDO USA, LLP (“BDO”) concerning such material weaknesses.

On May 9, 2014, the Audit Committee approved the engagement of BDO as the Company’s independent registered public accounting firm beginning with its first quarter ending March 31, 2014. During the fiscal years ended December 31, 2013 and 2012, and through May 9, 2014, the Company did not consult with BDO with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might have been rendered on the Company’s consolidated financial statements; or (b) any matters that were either the subject of a disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Tower Group International, Ltd.
Registrant

Date: June 19, 2014	/s/ William W. Fox, Jr.
President and Chief Executive Officer

Date: June 19, 2014	/s/ William E. Hitselberger
Executive Vice President and Chief Financial Officer