Form 10-Q/A
period 2014-03-31
Tower Group International, Ltd.
filed 2014-06-27
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Tower Group International, Ltd.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2014

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on June 19, 2014 (the “Original Quarterly Report”). This Form 10-Q/A is being filed solely to file a revised Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and a revised Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Exhibits 31.1 and 31.2 as originally filed incorrectly stated the period of the report as the third quarter of 2014 instead of the first quarter of 2014.

This Amendment does not amend, modify, or update any other portion of the Original Quarterly Report. Additionally, except as specifically referenced herein, this Amendment does not reflect any event occurring after the time the Original Quarterly Report was filed on June 19, 2014. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report.

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

Notwithstanding any other statement in this Form 10-Q/A or any other document, many of the conditions for closing the ACP Re Merger Agreement remain outstanding and there can be no assurance that they will be satisfied or that the transaction will be consummated or when it may close.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-Q/A may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and to the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist readers in understanding the interim consolidated results of operations and financial condition of Tower Group International, Ltd. and its subsidiaries (the “Company” or “Tower”) and should be read in conjunction with the interim consolidated financial statements and notes thereto included under Part I, Item 1 of this Form 10-Q/A, as well as the MD&A contained in Tower’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). References to “we,” “our,” “us” or similar terms refer to the business of Tower.

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

This Form 10-Q/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described in the 2013 Form 10-K. See “Business—Note on Forward-Looking Statements.”

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

Tower Group International, Ltd.
Registrant

Date: June 27, 2014	/s/ William W. Fox, Jr.
President and Chief Executive Officer

Date: June 27, 2014	/s/ William E. Hitselberger
Executive Vice President and Chief Financial Officer