Form 10-Q
period 2014-06-30
Tower Group International, Ltd.
filed 2014-08-21
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,292,302 shares of common stock, par value $0.01 per share, as of August 19, 2014.

Tower Group International, Ltd.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2014

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group International, Ltd.

Consolidated Balance Sheets

($ in thousands, except par value and share amounts)	(Unaudited) June 30, 2014	(Audited) December 31, 2013
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $1,184,119 and $1,364,157)	$1,203,335	$1,390,146
Equity securities (cost of $13,369 and $94,957)	12,791	104,107
Short-term investments (cost of $2,000 and $5,925)	2,000	5,897
Other invested assets	55,617	96,155
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $224,426 and $249,477)	231,044	252,549
Equity securities (cost of $2,751 and $2,751)	2,772	2,523
Total investments	1,507,559	1,851,377
Cash and cash equivalents (includes $17,366 and $5,684 relating to Reciprocal Exchanges)	264,850	293,898
Investment income receivable (includes $1,980 and $2,325 relating to Reciprocal Exchanges)	9,685	17,493
Premiums receivable (includes $43,132 and $42,348 relating to Reciprocal Exchanges)	266,720	309,499
Reinsurance recoverable on paid losses (includes $2,858 and $1,989 relating to Reciprocal Exchanges)	51,281	68,963
Reinsurance recoverable on unpaid losses (includes $14,259 and $15,392 relating to Reciprocal Exchanges)	455,472	570,860
Prepaid reinsurance premiums (includes $22,495 and $22,226 relating to Reciprocal Exchanges)	462,688	186,476
Deferred acquisition costs, net (includes $10,841 and $9,611 relating to Reciprocal Exchanges)	10,720	95,096
Intangible assets (includes $6,104 and $6,337 relating to Reciprocal Exchanges)	79,431	79,936
Funds held by reinsured companies	77,289	98,816
Other assets (includes $1,307 and $1,395 relating to Reciprocal Exchanges)	265,860	383,131
Total assets	$3,451,555	$3,955,545
Liabilities
Loss and loss adjustment expenses (includes $100,257 and $107,315 relating to Reciprocal Exchanges)	$1,987,558	$2,081,285
Unearned premium (includes $107,484 and $106,067 relating to Reciprocal Exchanges)	641,256	763,112
Reinsurance balances payable (includes $5,556 and $4,872 relating to Reciprocal Exchanges)	157,654	89,820
Funds held under reinsurance agreements (includes $22 and $22 relating to Reciprocal Exchanges)	82,021	222,159
Other liabilities (includes $19,401 and $17,234 relating to Reciprocal Exchanges)	189,390	286,171
Deferred income taxes (includes $19,181 and $19,181 relating to Reciprocal Exchanges)	29,858	29,508
Debt	384,373	382,770
Total liabilities	3,472,110	3,854,825
Contingencies (Note 16)	-	-
Shareholders’ equity
Common stock ($0.01 par value; 150,000,000 shares authorized, 57,437,157 and 57,437,157 shares issued, and 57,297,589 and 57,381,686 shares outstanding)	574	574
Treasury stock (139,568 and 55,471 shares)	(88)	(39)
Paid-in-capital	815,096	815,119
Accumulated other comprehensive loss	(30,740)	(19,507)
Retained earnings (accumulated deficit)	(795,816)	(700,596)
Tower Group International, Ltd. shareholders’ equity (deficit)	(10,974)	95,551
Noncontrolling interests	(9,581)	5,169
Total shareholders’ equity (deficit)	(20,555)	100,720
Total liabilities and shareholders’ equity (deficit)	$3,451,555	$3,955,545

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenues
Net premiums earned	$94,667	$418,364	$206,211	$840,250
Ceding commission revenue	17,720	2,884	28,522	8,323
Insurance services revenue	48	532	613	660
Policy billing fees	2,759	3,321	5,435	6,471
Net investment income	10,210	28,402	25,568	58,719
Net realized investment gains (losses):
Other-than-temporary impairments	(1,069)	(4,456)	(2,327)	(5,145)
Portion of loss recognized in other comprehensive income	20	-	371	-
Other net realized investment gains	14,487	2,422	37,657	9,962
Total net realized investment gains (losses)	13,438	(2,034)	35,701	4,817
Total revenues	138,842	451,469	302,050	919,240
Expenses
Loss and loss adjustment expenses	94,905	559,892	197,466	835,624
Commission expense	36,422	98,928	61,471	181,449
Other operating expenses	51,022	86,609	129,899	169,345
Acquisition-related transaction costs	2,397	665	3,043	19,721
Interest expense	7,322	7,635	14,332	15,443
Total expenses	192,068	753,729	406,211	1,221,582
Other income (expense)
Equity income in unconsolidated affiliate	-	7,838	-	7,966
Goodwill and fixed asset impairment	-	(214,049)	-	(214,049)
Income (loss) before income taxes	(53,226)	(508,471)	(104,161)	(508,425)
Income tax expense (benefit)	766	(1,930)	1,729	(3,520)
Net income (loss)	$(53,992)	$(506,541)	$(105,890)	$(504,905)
Less: Net income (loss) attributable to Noncontrolling interests	(5,250)	801	(10,670)	(10,480)
Net income (loss) attributable to Tower Group International, Ltd.	$(48,742)	$(507,342)	$(95,220)	$(494,425)
Earnings (loss) per share attributable to Tower Group International, Ltd. shareholders:
Basic	$(0.85)	$(8.88)	$(1.67)	$(9.61)
Diluted	$(0.85)	$(8.88)	$(1.67)	$(9.61)
Weighted average common shares outstanding:
Basic	57,171	57,135	57,161	51,487
Diluted	57,171	57,135	57,161	51,487
Dividends declared and paid per common share	$-	$0.17	$-	$0.34

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Net income (loss)	$(53,992)	$(506,541)	$(105,890)	$(504,905)
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains (losses) arising during periods	17,935	(80,963)	27,788	(81,334)
Less: Reclassification adjustment for investment (gains) losses included in net income	(14,733)	1,938	(35,703)	(4,529)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(20)	-	(371)	-
Cumulative translation adjustment	-	(53)	-	(3,664)
Deferred gain (loss) on cash flow hedge	417	2,220	845	3,818
Other comprehensive income (loss) before tax	3,599	(76,858)	(7,441)	(85,709)
Income tax benefit (expense) related to items of other comprehensive income (loss)	-	(2,721)	-	-
Other comprehensive income (loss), net of income tax	$3,599	$(79,579)	(7,441)	(85,709)
Comprehensive income (loss)	$(50,393)	$(586,120)	$(113,331)	$(590,614)
Less: Comprehensive income (loss) attributable to Noncontrolling interests	(3,109)	(9,526)	(6,878)	(22,492)
Comprehensive income (loss) attributable to Tower Group International, Ltd.	$(47,284)	$(576,594)	$(106,453)	$(568,122)

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Treasury	Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Noncontrolling	Total Shareholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Deficit)	Interests	Equity (Deficit)
Balance at December 31, 2012	53,048	$530	$(181,435)	$780,036	$82,756	$268,171	$34,160	$984,218
Dividends declared	-	-	-	-	-	(16,676)	-	(16,676)
Stock based compensation	245	3	(5,870)	11,952	-	-	-	6,085
Merger Transaction with Canopius Bermuda	14,026	140	-	207,207	-	-	-	207,347
Extinguishment of treasury stock in connection with Canopius Merger Transaction	(9,882)	(99)	187,288	(187,189)	-	-	-	-
Termination of convertible senior notes hedge and warrants	-	-	-	541	-	-	-	541
Net income (loss)	-	-	-	-	-	(494,425)	(10,480)	(504,905)
Other comprehensive income (loss)	-	-	-	-	(73,696)	-	(12,013)	(85,709)
Balance at June 30, 2013	57,437	$574	$(17)	$812,547	$9,060	$(242,930)	$11,667	$590,901
Balance at December 31, 2013	57,437	$574	$(39)	$815,119	$(19,507)	$(700,596)	$5,169	$100,720
Dividends declared	-	-	-	-	-	-	-	-
Stock based compensation	-	-	(49)	(23)	-	-	-	(72)
Net income (loss)	-	-	-	-	-	(95,220)	(10,670)	(105,890)
Other comprehensive income (loss)	-	-	-	-	(11,233)	-	3,792	(7,441)
Ownership change in noncontrolling interest in consolidated partnerships	-	-	-	-	-	-	(7,872)	(7,872)
Balance at June 30, 2014	57,437	$574	$(88)	$815,096	$(30,740)	$(795,816)	$(9,581)	$(20,555)

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2014	2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$(105,890)	$(504,905)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	-	(7,966)
Net realized investment (gains) losses	(35,701)	(4,817)
Depreciation and amortization	2,576	22,080
Goodwill and fixed asset impairment	-	214,049
Amortization of bond premium or discount	3,235	6,124
Amortization of debt issuance costs	(730)	(956)
Amortization of restricted stock	205	12,622
Deferred income taxes	350	44,743
Excess tax benefits from share-based payment arrangements	-	(1,108)
Changes in operating assets and liabilities:
Investment income receivable	7,808	(850)
Premiums receivable	42,779	19,612
Reinsurance recoverable	133,070	228,391
Prepaid reinsurance premiums	(276,212)	90,195
Deferred acquisition costs, net	84,376	(5,871)
Funds held by reinsured companies	21,527	(53,822)
Other assets	45,228	36,061
Loss and loss adjustment expenses	(93,727)	26,059
Unearned premium	(121,856)	(92,610)
Reinsurance balances payable	67,834	5,873
Funds held under reinsurance agreements	(140,138)	(2,020)
Other liabilities	(84,972)	(52,376)
Net cash flows provided by (used in) operations	(450,238)	(21,492)
Cash flows provided by (used in) investing activities:
Cash acquired in Canopius Merger Transaction	-	134,741
Purchase of fixed assets	-	(15,661)
Purchase of fixed-maturity securities	(652,324)	(814,924)
Purchase of equity securities	(57,795)	(796,800)
Change in short-term investments	3,947	18,309
Net sales (purchases) of other invested assets	37,266	(19,252)
Sale of fixed-maturity securities	869,764	664,401
Maturity of fixed-maturity securities	34,589	79,230
Sale of equity securities	146,692	802,297
Change in restricted cash	11,821	5,228
Net cash flows provided by (used in) investing activities	393,960	57,569
Cash flows provided by (used in) financing activities:
Decrease in deposit assets	35,151	-
Noncontrolling interests - change in ownership interest	(7,872)	-
Proceeds from convertible senior notes hedge termination	-	2,380
Payment for warrants termination	-	(1,000)
Issuance of common stock under stock-based compensation programs	-	2
Excess tax benefits from share-based payment arrangements	-	1,106
Treasury stock acquired-net employee share-based compensation	(49)	(5,870)
Dividends paid	-	(16,676)
Net cash flows provided by (used in) financing activities	27,230	(20,058)
Increase (decrease) in cash and cash equivalents	(29,048)	16,019
Cash and cash equivalents, beginning of period	293,898	83,800
Cash and cash equivalents, end of period	$264,850	$99,819
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	8,209	9165

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business

Tower Group International, Ltd. (“TGIL”, the “Company” or “Tower”) offers a range of commercial, assumed reinsurance and personal property and casualty insurance products and services through its subsidiaries to businesses and to individuals. The Company’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “TWGP”.

Significant Business Developments and Risks and Uncertainties

Shareholder Vote on Proposed Merger with ACP Re

The Company held its special general meeting of shareholders on August 6, 2014. At that special general meeting, the Company’s shareholders voted to approve and adopt the Agreement and Plan of Merger, dated as of January 3, 2014, as amended pursuant to Amendment No. 1 to the Agreement and Plan of Merger, by and among the Company, ACP Re, Ltd. and London Acquisition Company Limited, and the agreement between the Company, ACP Re, Ltd. and London Acquisition Company Limited required by Section 105 of the Bermuda Companies Act of 1981, as amended, and to approve the merger.

The closing of the merger is contingent, among other things, on the satisfaction of the closing conditions discussed below in “Proposed Merger with ACP Re.” Notwithstanding any other statement in this Form 10-Q or any other document, many of the conditions for closing the ACP Re Merger Agreement (as defined below) remain outstanding and there can be no assurance that they will be satisfied or that the transaction will be consummated or when it may close.

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

Each of the parties has made representations and warranties in the ACP Re Merger Agreement. Tower has agreed to certain covenants and agreements, including, among others, (i) to conduct its business in the ordinary course of business, consistent with past practice, during the period between the execution of the ACP Re Merger Agreement and the closing of the merger, (ii) not to solicit alternate transactions, subject to a customary “fiduciary out” provision which allows Tower under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that Tower’s Board of Directors has determined, in its good faith judgment, is appropriate in furtherance of the best interests of Tower, and (iii) to call and hold a special shareholders’ meeting and recommend adoption of the ACP Re Merger Agreement. (See Shareholder Vote on Proposed Merger with ACP Re)

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

On the same day as the execution of the Original ACP Re Merger Agreement, the controlling shareholder of ACP Re provided to Tower a guarantee for the payment of the merger consideration, effective upon the closing of the merger.

The ACP Re Merger Agreement was unanimously approved by the respective Boards of Directors of ACP Re and Tower, and is conditioned, among other things, on: (i) the approval of Tower’s shareholders, which approval was obtained on August 6, 2014 at a special general meeting of shareholders, (ii) receipt of governmental approvals, including antitrust, insurance regulatory including approvals from the insurance departments of the states of California, Florida, Illinois, Maine, Massachusetts, New Jersey, New Hampshire and New York and Bermuda Monetary Authority approvals, (iii) the absence of any law, order or injunction prohibiting the merger, (iv) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), and (v) each party’s compliance with its covenants and agreements contained in the ACP Re Merger Agreement. On January 30, 2014, the Company was granted early termination of the Hart-Scott-Rodino waiting period which requires persons contemplating certain mergers or acquisitions to give the Federal Trade Commission and the Assistant Attorney General advanced notice and to wait designated periods before consummation of such plans. The Company expects that, in accordance with applicable regulatory requirements, the insurance departments in Massachusetts, New Hampshire and New Jersey will conduct hearings as part of approval process in such states. The Maine Bureau of Insurance conducted a hearing on ACP Re’s Form A application on August 11, 2014. In addition, ACP Re’s obligation to consummate the merger is subject to the non-occurrence of any material adverse effect on Tower, as well as the absence of any insolvency-related event affecting Tower.

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

In addition, on June 26, 2014 the Company delivered a letter to ACP Re which in pertinent part reads as follows:

“Various of your representatives have orally suggested to us that an unwaived Insolvency Event has or may have occurred under Section 6.02(f)(i) of the merger agreement in the form of Amended Order of Administrative Supervision of the Massachusetts Insurance Department dated May 20, 2014. We do not believe that any such Insolvency Event has occurred. Tower intends to satisfy all conditions to closing the Merger applicable to Tower.

Furthermore, we note that on June 26, 2014, the Company confirmed to the Massachusetts Insurance Department that it would immediately contribute $3 million to its wholly owned subsidiary, Tower National Insurance Company, a Massachusetts domiciled insurance company (“TNIC”). In considerations for such payment, and subject to the approval of the Massachusetts Insurance Department, TNIC will issue a surplus note to the Company in the aggregate principal amount of $3 million. The effect of these transactions will be to increase the policyholders’ surplus of TNIC to a level in excess of the minimum required capital and surplus.

Tower by this letter requests that ACP Re, Ltd. unequivocally assure Tower in writing of its commitment to close the Merger on the terms and conditions set forth in the merger agreement and affirm that an Insolvency Event has not occurred. If such assurances are not received by Tower by 5:00 p.m. Monday, June 30, 2014, Tower will conclude that ACP Re will not voluntarily close the merger agreement at the price set forth therein. Tower reserves all of its rights, positions, and remedies under the merger agreement or otherwise, including to make disclosures that may be required under applicable law.”

On June 27, 2014, ACP Re’s counsel delivered a letter to the Company which in pertinent part reads as follows:

“I am writing on behalf of our client, ACP Re, Ltd., in response to your letter dated June 26, 2014. ACP Re will comply in all respects with its obligations under the parties’ Merger Agreement. ACP Re reserves all its rights under the Merger Agreement, with respect to the matters reference in your letter or otherwise.”

On June 27, 2014, the Company contributed $3 million to TNIC in consideration, and subject to the approval of the Massachusetts Insurance Department, for TNIC’s issuance to the Company of a surplus note in the aggregate principal amount of $3 million.

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

As a result of the Cut-Through Reinsurance Agreements, unearned premiums net of reinsurance aggregating $327.7 million at December 31, 2013 (of which $194.0 million and $133.7 million were from the commercial insurance and personal insurance segments, respectively) were transferred to AmTrust and NGHC. The transfer of the unearned premium reserves at December 31, 2013 are recorded as negative written premiums in the first six months of 2014. In the first six months of 2014, net written premiums of $330.8 million were transferred to AmTrust and NGHC for renewal business and new policies issued with policy effective dates in 2014 (of which $227.0 million and $103.8 million were from the commercial insurance and personal insurance segments, respectively).

The accompanying financial statements for 2014 reflect the impact of the Cut-Through Reinsurance Agreements, and therefore the trends and relationships of net premiums written, premiums earned, acquisition expenses and losses incurred will differ materially from the same periods in 2013.

Managing General Agent Agreements

On April 1, 2014, a wholly-owned subsidiary of the Company, Tower Risk Management (“TRM”), entered into managing general agent agreements (the “MGA Agreements”), dated as of January 3, 2014, with AmTrust and NGHC pursuant to which TRM serves as underwriting manager on behalf of AmTrust and NGHC with respect to certain commercial lines business and personal lines business.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Management believes these rating actions, in combination with other items that have impacted the Company in 2013, may result in a significant decrease in the amount of premiums the insurance subsidiaries are able to write. The Company had gross written premiums of $609.5 million and $1,040.6 million in the six months ended June 30, 2014 and 2013, respectively. The majority of the 2014 written premiums were transferred to AmTrust and NGHC pursuant to the Cut-Through Reinsurance Agreements.

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

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Reinsurance Company (“CastlePoint Re”), one of its Bermuda based insurance subsidiaries. The obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to Tower Reinsurance, Ltd. (“TRL”), Tower’s other Bermuda based insurance subsidiary. On February 5, 2014, the BMA approved the transfer of $167.3 million in unencumbered liquid assets from TRL to CastlePoint Re, allowing CastlePoint Re to increase the funding in the reinsurance trust for the benefit of TICNY. As of June 30, 2014, CastlePoint Re is required to collateralize $547.6 million of its assumed reserves in a reinsurance trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. As of June 30, 2014, CastlePoint Re held $532.0 million in its reinsurance trust.

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

On April 21, 2014, the NYDFS issued additional orders for two of Tower’s insurance subsidiaries instructing them to provide plans to address weaknesses in such insurance subsidiaries’ risk based capital levels as shown in their statutory annual financial statements, and imposing further enhanced reporting and prior approval requirements and limitations on writings of new business. On the same date, the NYDFS issued a letter pertaining to one of Tower’s insurance subsidiaries requiring the submission of a plan to address weaknesses in risk based capital levels. Tower discussed the risk based capital plan with the NYDFS in June 2014.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

On May 7, 2014, the Illinois Department of Insurance (the “IDI”) sent a letter to the Company’s Illinois insurance subsidiary instructing such subsidiary to provide a plan to strengthen its risk based capital level as shown in its statutory annual financial statement. The subsidiary submitted such plan to the IDI on June 20, 2014 in accordance with the letter, and on July 18, 2014 the subsidiary received a letter indicating that the plan is satisfactory to the IDI

On May 20, 2014, the Massachusetts Department of Insurance (the “MDOI”) entered an amended order of administrative supervision with respect to two of Tower’s insurance subsidiaries (collectively, the “Massachusetts Insurers”). Under the terms of the order, the Massachusetts Insurers are subject to enhanced reporting requirements to the MDOI and are restricted from selling or encumbering assets or incurring debt, making material changes in management, entering into employment agreements, writing any new business other than policies that are 100% reinsured to affiliates of AmTrust and NGHC pursuant to the Cut-Through Reinsurance Agreements that are currently in effect with such entities, declaring or paying dividends, making new investments or changing investment practices, entering into new reinsurance agreements and increasing the compensation of officers or directors, in each case without the consent of the MDOI. Given that substantially all of the new business production of the Massachusetts Insurers is reinsured pursuant to the Cut-Through Reinsurance Agreements referenced above, the Company believes that the order will not have a material impact on the ability of the Massachusetts Insurers to continue to write new business. Also, under the terms of the order, the Company was required to prepare and submit to the MDOI a preliminary operations plan no later than June 1, 2014, including detailed information describing the steps the Company is taking to enable it to repay its convertible senior debt holders and continue operations as a going concern in the event its pending merger with ACP Re does not occur. The Company submitted such plan on May 29, 2014. On June 27, 2014 the Company contributed $3 million to one of the Massachusetts domiciled subsidiaries in consideration for such subsidiary’s issuance to the Company of a surplus note in the aggregate principal amount of $3 million.

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

On June 4, 2014, Tower National Insurance Company (“TNIC”), a Massachusetts domiciled insurance subsidiary of the Company, received notice from the Ohio Department of Insurance (“ODOI”) in respect of the decrease in TNIC’s statutory capital below Ohio’s minimum capital requirements. On June 11, 2014, TNIC agreed to enter into a consent agreement with the ODOI, pursuant to which TNIC agreed to cease writing any new or renewal business in Ohio as a result of the shortfall in TNIC’s statutory capital. Pending confirmation that TNIC’s statutory capital deficiency has been resolved to the satisfaction of the ODOI, the Company expects TNIC will be authorized to resume writing new and renewal insurance business in Ohio. For the year ended December 31, 2013, TNIC wrote $843,000 of premium in Ohio. TICNY has a license to write business in Ohio, and there have been no restrictions placed against this license.

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

The Company’s plan to repay the Notes is related to the closing of the ACP Re Merger Agreement. If the Merger with ACP Re does not close prior to September 15, 2014, the maturity date of the Notes, the Company will not have adequate liquidity to pay principal and accrued interest that would be due to holders of the Notes on such date. The Company is evaluating its options with respect to the Notes, including, without limitation, a possible restructuring of the terms of the Notes, the issuance of securities in exchange for the Notes or a possible tender offer for the Notes which tender would be intended to close on or promptly after the closing of the ACP Re merger. No assurances can be given that the Company will attempt to implement any of these options and, even if the Company attempts to implement any of these options, that any such implementation will be successful.

As of June 30, 2014, there were $235.1 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, which matures in May 2033. If an event of default occurs and is continuing, the entire principal and the interest accrued on the affected subordinated indenture may be declared to be due and payable immediately. Pursuant to a notice sent to the applicable holders of the subordinated debentures on June 18, 2014, four indirect wholly-owned non-insurance subsidiaries (the “Issuers”) of Tower Group International, Ltd. exercised their respective contractual rights pursuant to an

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

indenture, dated as of December 1, 2006, by and between CastlePoint Management Corp. and Wilmington Trust Company, an indenture, dated as of December 14, 2006, by and between CastlePoint Management Corp. and Wilmington Trust Company, an indenture, dated as of September 27, 2007, by and between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, an indenture, dated as of January 25, 2007, by and between Tower Group, Inc. and Wilmington Trust Company, an indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank, an indenture, dated as of December 21, 2004, by and between Tower Group, Inc. and JPMorgan Chase Bank, National Association, an indenture, dated as of December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, an indenture, dated as of March 31, 2006, by and between Tower Group, Inc. and Wells Fargo Bank, National Association, and an indenture, dated as of May 26, 2004, by and between Preserver Group, Inc. and Wilmington Trust Company, to defer the payment of regularly scheduled interest payments on their outstanding junior subordinated debentures issued in connection with outstanding trust preferred securities. Under the terms of such indentures, the Issuers may defer interest payments for twenty consecutive quarterly periods without default or penalty. The interest on these debentures will continue to accrue.

The merger with ACP Re is expected to close in the third quarter of 2014, subject to the approval of regulatory authorities in eight states and the Bermuda Monetary Authority, as well as satisfaction or waiver of other conditions of closing set forth in the ACP Re Merger Agreement, and there are contractual termination rights available to each of Tower and ACP Re under various circumstances. There can be no assurance that the merger will close, or that it will close under the same terms and conditions contained in the ACP Re Merger Agreement, or as to when it may close.

Dividends

U.S. state insurance regulations restrict the ability of our insurance subsidiaries to pay dividends to Tower Group International, Ltd. as their ultimate parent (the “Holding Company”). Generally dividends may only be paid out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. As of June 30, 2014, no dividends may be paid to the Holding Company without the approval of the state regulators or BMA, as appropriate.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

On December 13, 2013, Tower closed a sale to an investment fund managed by Bregal Capital LLP (“Bregal”) of all of the shares of the capital stock of Canopius Group owned by Tower. The initial purchase price for the Canopius shares was $69.7 million (£42.5 million), which has been paid in full to Tower. In addition, if Bregal subsequently entered into a legally binding contract for the sale or other transfer of shares representing a majority of the voting power of Canopius Group within six months after the date of Tower’s sale of such stock to Bregal, a further cash payment would be made by Bregal to Tower. This additional cash

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

payment would be equivalent to the excess, if any, of (1) one-third of the difference between the amount in British pound sterling paid for the shares previously owned by Tower in such sale and £40.6 million (plus Tower’s share of expenses of such sale), minus (2) £1.95 million (the “Additional Payment”). On May 1, 2014, NKSJ Holdings closed on its acquisition, through its insurance subsidiary Sompo Japan Insurance, Inc. of 100% of the shares of Canopius Group from Bregal. The Additional Payment meets the definition of a derivative. As of December 31, 2013, the fair value of this derivative recorded in other assets was $9.3 million. In the three and six months ended June 30, 2014, Tower recorded net realized gains (losses) of $1.4 million and $(0.1) million, respectively, for changes in fair value of the derivative. In the second quarter of 2014, Tower received $5.8 million relating to the Additional Payment which brought the balance of this asset to $3.4 million at June 30, 2014. In July 2014, the final $3.4 million was received.

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

For the three months ended June 30, 2014, the Reciprocal Exchanges recognized total revenues, total expenses and net income (loss) of $44.4 million, $49.7 million and $(5.3) million, respectively. For the three months ended June 30, 2013, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $46.3 million, $46.2 million and $0.8 million, respectively.

For the six months ended June 30, 2014, the Reciprocal Exchanges recognized total revenues, total expenses and net income (loss) of $91.7 million, $102.7 million and $ (11.0) million, respectively. For the six months ended June 30, 2013, the Reciprocal Exchanges recognized total revenues, total expenses and net income (loss) of $92.9 million, $103.2 million and $(10.5) million, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 5—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses (“OTTI”) as of June 30, 2014 and December 31, 2013 are summarized as follows:

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)
June 30, 2014
U.S. Treasury securities	$457,224	$1,236	$(2,997)	$455,463	$-
U.S. Agency securities	98,877	1,313	(28)	100,162	-
Municipal bonds	237,595	11,312	(702)	248,205	-
Corporate and other bonds
Finance	102,041	4,183	(146)	106,078	-
Industrial	206,417	5,601	(219)	211,799	-
Utilities	35,896	599	(346)	36,149	-
Commercial mortgage-backed securities	80,792	5,703	(259)	86,236	(20)
Residential mortgage-backed securities
Agency backed securities	125,333	983	(274)	126,042	-
Non-agency backed securities	224	3	-	227	-
Asset-backed securities	64,146	90	(218)	64,018	-
Total fixed-maturity securities	1,408,545	31,023	(5,189)	1,434,379	(20)
Preferred stocks, principally financial sector	16,120	250	(807)	15,563	-
Short-term investments	2,000	-	-	2,000	-
Total, June 30, 2014	$1,426,665	$31,273	$(5,996)	$1,451,942	$(20)
Tower	$1,199,488	$23,721	$(5,083)	$1,218,126	$(20)
Reciprocal Exchanges	227,177	7,552	(913)	233,816	-
Total, June 30, 2014	$1,426,665	$31,273	$(5,996)	$1,451,942	$(20)

December 31, 2013
U.S. Treasury securities	$370,959	$729	$(7,726)	$363,962	$-
U.S. Agency securities	110,362	1,420	(561)	111,221	-
Municipal bonds	277,382	7,981	(6,257)	279,106	-
Corporate and other bonds
Finance	148,132	9,797	(1,028)	156,901	-
Industrial	316,474	8,286	(3,008)	321,752	-
Utilities	47,838	1,341	(1,890)	47,289	(17)
Commercial mortgage-backed securities	189,808	16,852	(1,754)	204,906	(634)
Residential mortgage-backed securities
Agency backed securities	63,668	891	(1,218)	63,341	-
Non-agency backed securities	30,228	4,659	(31)	34,856	(13)
Asset-backed securities	58,783	681	(103)	59,361	-
Total fixed-maturity securities	1,613,634	52,637	(23,576)	1,642,695	(664)
Preferred stocks, principally financial sector	21,330	54	(2,536)	18,848	-
Common stocks, principally industrial and financial sectors	76,378	11,432	(28)	87,782	-
Short-term investments	5,925	-	(28)	5,897	-
Total, December 31, 2013	$1,717,267	$64,123	$(26,168)	$1,755,222	$(664)
Tower	$1,465,039	$56,480	$(21,369)	$1,500,150	$(664)
Reciprocal Exchanges	252,228	7,643	(4,799)	255,072	-
Total, December 31, 2013	$1,717,267	$64,123	$(26,168)	$1,755,222	$(664)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claims obligations. These restricted assets, which are reported in other assets on the consolidated balance sheets, consisted of approximately $106.6 million of cash and cash equivalents as of both June 30, 2014 and December 31, 2013. In addition, the Company had $219.6 million and $248.9 million of cash and cash equivalents and investments as of June 30, 2014 and December 31, 2013, respectively, held by counterparties as collateral or in trusts to support letters of credit issued on the Company’s behalf, reinsurance liabilities on certain assumed reinsurance treaties, collateral posted for certain leases and other purposes.

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

Major categories of net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Income
Fixed-maturity securities	$9,224	$20,562	$21,801	$41,535
Equity securities	437	6,808	1,748	13,292
Cash and cash equivalents	(20)	19	30	70
Other invested assets	1,404	2,158	3,786	6,414
Other	160	288	241	615
Total	11,205	29,835	27,606	61,926
Expenses
Investment expenses	(995)	(1,433)	(2,038)	(3,207)
Net investment income	$10,210	$28,402	$25,568	$58,719
Tower	10,065	27,612	24,762	57,195
Reciprocal Exchanges	1,812	2,458	4,127	4,839
Elimination of interest on Reciprocal Exchange surplus notes	(1,667)	(1,668)	(3,321)	(3,315)
Net investment income	$10,210	$28,402	$25,568	$58,719

Proceeds from the sale of fixed-maturity securities were $869.8 million and $664.4 million for the six months ended June 30, 2014 and 2013, respectively. Proceeds from the sale of equity securities were $146.7 million and $802.3 million for the six months ended June 30, 2014 and 2013, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Fixed-maturity securities
Gross realized gains	$7,094	$10,479	$35,662	$17,843
Gross realized losses	(474)	(1,672)	(2,038)	(1,862)
	6,620	8,807	33,624	15,981
Equity securities
Gross realized gains	7,148	5,323	10,466	9,559
Gross realized losses	(203)	(12,717)	(3,236)	(17,530)
	6,945	(7,394)	7,230	(7,971)
Other
Gross realized gains	922	2,100	549	3,855
Gross realized losses	-	(1,091)	(3,746)	(1,903)
	922	1,009	(3,197)	1,952
Net realized gains (losses) on investments	14,487	2,422	37,657	9,962
Other-than-temporary impairment losses:
Fixed-maturity securities	(1,049)	(23)	(1,956)	(187)
Equity securities	-	(4,433)	-	(4,958)
Total other-than-temporary impairment losses recognized in earnings	(1,049)	(4,456)	(1,956)	(5,145)
Total net realized investment gains (losses)	$13,438	$(2,034)	$35,701	$4,817
Tower	$13,405	$(2,243)	$32,205	$3,990
Reciprocal Exchanges	33	209	3,496	827
Total net realized investment gains (losses)	$13,438	$(2,034)	$35,701	$4,817

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

Management, in conjunction with its outside portfolio managers, analyzes its commercial mortgage-backed securities (“CMBS”) holdings using analytical techniques and various metrics including the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the fixed-maturity and equity securities OTTI amounts for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Municipal bonds	(1)	-	(673)	-
Corporate and other bonds	(1,006)	-	(1,105)	-
Commercial mortgage-backed securities	(62)	(23)	(426)	(47)
Residential mortgage-backed securities	-	-	(123)	(140)
Equities	-	(4,433)	-	(4,958)
Other-than-temporary-impairments	(1,069)	(4,456)	(2,327)	(5,145)
Portion of loss recognized in accumulated other comprehensive income (loss)	20	-	371	-
Impairment losses recognized in earnings	$(1,049)	$(4,456)	$(1,956)	$(5,145)
Tower	$(1,049)	$(4,456)	$(1,711)	$(5,145)
Reciprocal Exchanges	-	-	(245)	-
Impairment losses recognized in earnings	$(1,049)	$(4,456)	$(1,956)	$(5,145)

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities held as of June 30, 2014 and 2013 showing the amounts that have been included in earnings on a pretax basis for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
($ in thousands)	2014	2013
Balance, April 1,	$7,515	$4,516
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	43	(117)
OTTI has been previously recognized	1,006	-
Reductions due to:
Securities sold during the period (realized)	(3,367)	140
Balance, June 30,	$5,197	$4,539

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities held as of June 30, 2014 and 2013 showing the amounts that have been included in earnings on a pretax basis for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
($ in thousands)	2014	2013
Balance, January 1,	$7,817	$4,492
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	815	47
OTTI has been previously recognized	1,141	-
Reductions due to:
Securities sold during the period (realized)	(4,576)	-
Balance, June 30,	$5,197	$4,539

Unrealized Losses

There are 151 securities at June 30, 2014, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The gross unrealized loss position associated with the fixed-maturity portfolio was $5.2 million as of June 30, 2014, consisting primarily of U.S. Treasury, municipal bonds and corporate and other bonds of $4.4 million. The total fixed-maturity portfolio of gross unrealized losses included 148 securities which were, in aggregate, approximately 2% below amortized cost. Of the 148 fixed maturity investments identified, 102 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at June 30, 2014 was $4.8 million. Management does not consider these investments to be other-than-temporarily impaired.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

In the equity portfolio, there were 3 securities in a loss position at June 30, 2014 totaling $0.8 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and the Company’s ability and intent to hold to recovery. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

The following table presents information regarding invested assets that were in an unrealized loss position at June 30, 2014 and December 31, 2013 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
June 30, 2014
U.S. Treasury securities	$24,975	$(23)	$184,185	$(2,974)	$209,160	$(2,997)
U.S. Agency securities	2,495	(3)	2,254	(25)	4,749	(28)
Municipal bonds	4,946	(14)	34,090	(688)	39,036	(702)
Corporate and other bonds
Finance	19,851	(33)	7,994	(113)	27,845	(146)
Industrial	15,849	(61)	7,666	(158)	23,515	(219)
Utilities	-	-	10,600	(346)	10,600	(346)
Commercial mortgage-backed securities	4,442	(24)	18,240	(235)	22,682	(259)
Residential mortgage-backed securities
Agency backed	4,231	(6)	10,416	(268)	14,647	(274)
Non-agency backed	-	-	-	-	-	-
Asset-backed securities	52,777	(218)	-	-	52,777	(218)
Total fixed-maturity securities	129,566	(382)	275,445	(4,807)	405,011	(5,189)
Preferred stocks	-	-	10,889	(807)	10,889	(807)
Total, June 30, 2014	$129,566	$(382)	$286,334	$(5,614)	$415,900	$(5,996)
Tower	$118,219	$(343)	$241,468	$(4,740)	$359,687	$(5,083)
Reciprocal Exchanges	11,347	(39)	44,866	(874)	56,213	(913)
Total, June 30, 2014	$129,566	$(382)	$286,334	$(5,614)	$415,900	$(5,996)

December 31, 2013
U.S. Treasury securities	$273,217	$(7,726)	$-	$-	$273,217	$(7,726)
U.S. Agency securities	51,808	(561)	-	-	51,808	(561)
Municipal bonds	109,345	(5,056)	4,268	(1,201)	113,613	(6,257)
Corporate and other bonds
Finance	37,811	(1,005)	335	(23)	38,146	(1,028)
Industrial	124,869	(2,550)	10,023	(458)	134,892	(3,008)
Utilities	27,698	(805)	7,292	(1,085)	34,990	(1,890)
Commercial mortgage-backed securities	26,469	(597)	20,397	(1,157)	46,866	(1,754)
Residential mortgage-backed securities
Agency backed	37,660	(925)	5,166	(293)	42,826	(1,218)
Non-agency backed	1,027	(19)	182	(12)	1,209	(31)
Asset-backed securities	32,461	(103)	-	-	32,461	(103)
Total fixed-maturity securities	722,365	(19,347)	47,663	(4,229)	770,028	(23,576)
Preferred stocks	10,538	(2,285)	6,154	(251)	16,692	(2,536)
Common stocks	7,125	(28)	-	-	7,125	(28)
Short-term investments	3,897	(28)	-	-	3,897	(28)
Total, December 31, 2013	$743,925	$(21,688)	$53,817	$(4,480)	$797,742	$(26,168)
Tower	$663,127	$(19,335)	$23,096	$(2,034)	$686,223	$(21,369)
Reciprocal Exchanges	80,798	(2,353)	30,721	(2,446)	111,519	(4,799)
Total, December 31, 2013	$743,925	$(21,688)	$53,817	$(4,480)	$797,742	$(26,168)

Management evaluated the severity of the impairment in relation to the carrying values for the securities referred to above and considered all relevant factors in assessing whether the loss was other-than-temporary.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Fixed-Maturity Investment—Time to Maturity

The following table shows the amortized cost and fair value of the fixed-maturity portfolio by contractual time to maturity at June 30, 2014 and December 31, 2013:

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2014
Remaining Time to Maturity
Less than one year	$26,178	$26,490	$12,636	$12,802	$38,814	$39,292
One to five years	572,182	578,040	30,674	31,003	602,856	609,043
Five to ten years	293,067	299,813	63,945	66,110	357,012	365,923
More than 10 years	100,907	104,124	38,460	39,473	139,367	143,597
Mortgage and asset-backed securities	191,785	194,868	78,711	81,656	270,496	276,524
Total, June 30, 2014	$1,184,119	$1,203,335	$224,426	$231,044	$1,408,545	$1,434,379
December 31, 2013
Remaining Time to Maturity
Less than one year	$33,305	$33,727	$7,866	$8,021	$41,171	$41,748
One to five years	507,388	513,841	39,469	41,381	546,857	555,222
Five to ten years	459,070	459,251	82,003	81,515	541,073	540,766
More than 10 years	100,977	102,801	41,069	39,693	142,046	142,494
Mortgage and asset-backed securities	263,417	280,526	79,070	81,939	342,487	362,465
Total, December 31, 2013	$1,364,157	$1,390,146	$249,477	$252,549	$1,613,634	$1,642,695

Other Invested Assets

The following table shows the composition of the other invested assets as of June 30, 2014 and December 31, 2013:

($ in thousands)	June 30, 2014	December 31, 2013
Limited partnerships, equity method	$36,960	$46,521
Real estate, amortized cost	-	6,054
Securities reported under the fair value option	18,657	43,580
Total	$55,617	$96,155

Other invested assets reported under the fair value option include six securities, which contain embedded derivatives and other features. The significant inputs used to determine fair value are considered Level 3 pursuant to the fair value hierarchy. See “Note 6 – Fair Value Measurements” below.

As of June 30, 2014, the Company and its insurance companies had future funding commitments of $22.9 million including but not limited to the limited partnerships.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As at June 30, 2014 and December 31, 2013, the Company’s financial instruments carried at fair value are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2014
Fixed-maturity securities
U.S. Treasury securities	$-	$455,463	$-	$455,463
U.S. Agency securities	-	100,162	-	100,162
Municipal bonds	-	248,205	-	248,205
Corporate and other bonds	-	351,606	2,420	354,026
Commercial mortgage-backed securities	-	86,236	-	86,236
Residential mortgage-backed securities
Agency	-	126,042	-	126,042
Non-agency	-	227	-	227
Asset-backed securities	-	64,018	-	64,018
Total fixed-maturities	-	1,431,959	2,420	1,434,379
Equity securities	15,563	-	-	15,563
Short-term investments	-	2,000	-	2,000
Total investments at fair value	15,563	1,433,959	2,420	1,451,942
Other invested assets (1)	-	-	18,657	18,657
Other Assets
Additional Payment derivative	-	-	3,403	3,403
Other liabilities				-
Interest rate swap contracts	-	(4,766)	-	(4,766)
Total, June 30, 2014	$15,563	$1,429,193	$24,480	$1,469,236
Tower	$12,791	$1,198,153	$24,480	$1,235,424
Reciprocal Exchanges	2,772	231,040	-	233,812
Total, June 30, 2014	$15,563	$1,429,193	$24,480	$1,469,236
December 31, 2013
Fixed-maturity securities
U.S. Treasury securities	$-	$363,962	$-	$363,962
U.S. Agency securities	-	111,221	-	111,221
Municipal bonds	-	279,106	-	279,106
Corporate and other bonds	-	522,516	3,426	525,942
Commercial mortgage-backed securities	-	204,906	-	204,906
Residential mortgage-backed securities
Agency	-	63,341	-	63,341
Non-agency	-	34,856	-	34,856
Asset-backed securities	-	59,361	-	59,361
Total fixed-maturities	-	1,639,269	3,426	1,642,695
Equity securities	106,630	-	-	106,630
Short-term investments	-	5,897	-	5,897
Total investments at fair value	106,630	1,645,166	3,426	1,755,222
Other invested assets (2)	-	-	43,580	43,580
Other Assets
Additional Payment derivative	-	-	9,343	9,343
Other liabilities
Interest rate swap contracts	-	(6,066)	-	(6,066)
Debt and equity securities sold, not yet purchased	-	(11,099)	-	(11,099)
Total, December 31, 2013	$106,630	$1,628,001	$56,349	$1,790,980
Tower	$104,107	$1,375,452	$56,349	$1,535,908
Reciprocal Exchanges	2,523	252,549	-	255,072
Total, December 31, 2013	$106,630	$1,628,001	$56,349	$1,790,980

(1) $18.6 million of the $55.6 million Other invested assets reported on the consolidated balance sheet at June 30, 2014 are reported at fair value. The remaining $37 million of Other invested assets are reported under the equity method of accounting.

(2) $43.6 million of the $96.2 million Other invested assets reported on the consolidated balance sheet at December 31, 2013 are reported at fair value. The remaining $52.6 million of Other invested assets are reported under the equity method of accounting or at amortized cost.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2014, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, the Company used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, the Company used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

Substantially all of the portfolio valuations at June 30, 2014, classified as Level 1 or Level 2 in the above table are determined utilizing several independent pricing services that provide a price quote for each security. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

In 2014 and 2013, there were no transfers of investments between Level 1 and Level 2 or between Level 2 and Level 3.

The fair values of the interest rate swaps were derived using an industry standard swap valuation model with market based inputs for swaps having similar characteristics.

The fair values of the debt and equity securities sold, not yet purchased were derived using quoted prices for similar securities in active markets. These instruments resulted in gross realized gains and losses of $0.2 million and $0.1 million for the six months ended June 30, 2014, respectively.

The Company holds six securities which are reported in other invested assets and have been classified as Level 3 of the fair value hierarchy. Management utilizes a discounted cash flow analysis to derive the fair values. One of the six securities is an investment in credit-linked notes which mature in 2017, and whose cash flows are supported by underlying short-term loans. The significant unobservable inputs include the underlying short-term loans’ probability of default and loss severity, and a discount for the security’s lack of marketability. Increases in the probability of default and loss severity assumptions (which generally move directionally with each other) would have the effect of decreasing the fair value of this security. The Company obtains credit ratings on the underlying short-term loans quarterly and considers these ratings when updating its assumptions.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes activity in Level 3 assets measured at fair value for the three months ended June 30, 2014 and 2013 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Three Months Ended June 30,
	2014				2013
($ in thousands)	Other Invested Assets	Fixed Maturity Securities (1)	Additional Payment Derivative	Total	Other Invested Assets
Beginning balance, April 1	$18,778	$3,426	$7,843	$30,047	$25,000
Total gains (losses)-realized / unrealized
Included in net income	(121)	(1,006)	1,371	244	-
Included in other comprehensive income (loss)	-	-	-	-	-
Purchases	-	-	-	-	5,250
Settlements	-	-	(5,811)	(5,811)	-
Ending balance, June 30,	$18,657	$2,420	$3,403	$24,480	$30,250

(1) Comprised of corporate and other bonds

The following table summarizes activity in Level 3 assets measured at fair value for the six months ended June 30, 2014 and 2013 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Six Months Ended June 30,
	2014				2013
($ in thousands)	Other Invested Assets	Fixed Maturity Securities (1)	Additional Payment Derivative	Total	Other Invested Assets
Beginning balance, January 1	$43,580	$3,426	$9,343	$56,349	$25,000
Total gains (losses)-realized / unrealized
Included in net income	(63)	(1,006)	(129)	(1,198)	-
Included in other comprehensive income (loss)	-	-	-	-	-
Purchases	-	-	-	-	5,250
Settlements	(24,860)	-	(5,811)	(30,671)	-
Ending balance, June 30,	$18,657	$2,420	$3,403	$24,480	$30,250

(1) Comprised of corporate and other bonds

Note 7—Reinsurance

The Company utilizes various excess of loss, quota share and catastrophe reinsurance programs to limit its exposure to a maximum loss on any one risk.

In addition, as disclosed in “Note 1 – Nature of the Business,” as a result of the 2013 significant business developments and the execution of the ACP Re Merger Agreement, Tower had entered into two Cut-Through Reinsurance Agreements, pursuant to which a subsidiary of AmTrust and a subsidiary of NGHC agreed to provide 100% quota share reinsurance and a cut-through endorsement to cover all eligible new and renewal commercial and personal lines business, respectively, and at their option, losses incurred on or after January 1, 2014 of not less than 60% of the in-force business. Tower received confirmation on January 16, 2014 from AmTrust and NGHC that they would exercise such option to reinsure on a cut-through basis losses incurred on or after January 1, 2014 under in-force policies with respect to (1) in the case of AmTrust, 65.7% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its ongoing commercial lines business, and (2) in the case of NGHC, 100% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its personal lines segment business. Tower received a 20% ceding commission from AmTrust and NGHC on all unearned premiums as of December 31, 2013 that were subject to the Cut-Through Reinsurance Agreements and a 22% ceding commission on 2014 ceded premiums.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Impact of Reinsurance on Premiums

The tables below show direct, assumed and ceded premiums for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
($ in thousands)	Direct	Assumed	Ceded - Other	Ceded - Cut- Through	Net
2014
Premiums written	$284,934	$21,893	$75,286	$162,754	$68,787
Change in unearned premiums	50,697	(6,333)	26,276	(7,792)	25,880
Premiums earned	$335,631	$15,560	$101,562	$154,962	$94,667
2013
Premiums written	$430,688	$58,655	$87,354	$-	$401,989
Change in unearned premiums	4,749	8,535	(3,091)	-	16,375
Premiums earned	$435,437	$67,190	$84,263	$-	$418,364

	Six Months Ended June 30,
($ in thousands)	Direct	Assumed	Ceded - Other	Ceded - Cut- Through		Net
2014
Premiums written	$566,136	$43,352	$142,814	$647,795	(1)	$(191,858)
Change in unearned premiums	133,643	(11,786)	64,488	(335,296)		398,069
Premiums earned	$699,779	$31,566	$207,302	$312,499		$206,211
2013
Premiums written	$876,403	$164,169	$185,386	$-		$855,186
Change in unearned premiums	(11,379)	(35,854)	(32,297)	-		(14,936)
Premiums earned	$865,024	$128,315	$153,089	$-		$840,250

(1) Includes $327.7 million of unearned premiums transferred on January 1, 2014 under Cut-Through Reinsurance Agreements.

Note 8—Loss and Loss Adjustment Expense

The following table provides a reconciliation of the beginning and ending consolidated balances for unpaid losses and loss adjustment expense (“LAE”) for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014			2013
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Balance at January 1	$1,973,972	$107,313	$2,081,285	$1,759,888	$135,791	$1,895,679
Less reinsurance recoverables on unpaid losses	(555,468)	(15,392)	(570,860)	(407,068)	(52,389)	(459,457)
	1,418,504	91,921	1,510,425	1,352,820	83,402	1,436,222
Net reserves, at fair value, of acquired entities	-	-	-	161,886	-	161,886
Change in net reserves for ADC (i)	313,229	-	313,229	-	-	-
Incurred related to:
Current year	103,790	60,084	163,874	451,020	57,688	508,708
Prior years unfavorable/(favorable) development	35,411	(1,819)	33,592	326,749	167	326,916
Total incurred	139,201	58,265	197,466	777,769	57,855	835,624
Paid related to:
Current year	87,435	39,833	127,268	164,774	36,669	201,443
Prior years	337,411	24,355	361,766	359,786	10,221	370,007
Total paid	424,846	64,188	489,034	524,560	46,890	571,450
Net balance at end of period	1,446,088	85,998	1,532,086	1,767,915	94,367	1,862,282
Add reinsurance recoverables on unpaid losses	441,213	14,259	455,472	665,172	24,897	690,069
Balance at June 30,	$1,887,301	$100,257	$1,987,558	$2,433,087	$119,264	$2,552,351

(i) In the first quarter of 2014, Tower terminated the Southport Re ADCs (see “Note 1 - Nature of the Business” for further description). The termination of the Southport Re ADCs resulted in a direct increase to net loss reserves.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 100.2% and 133.8% for the three months ended June 30, 2014 and 2013, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 122.1% and 142.7% for the three months ended June 30, 2014, and 2013, respectively.

Incurred losses and LAE for the three months ended June 30, 2014 attributable to events of prior years were $26.6 million including the Reciprocal Exchanges and $27.5 million excluding the Reciprocal Exchanges.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 95.8% and 99.4% for the six months ended June 30, 2014 and 2013, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 109.4% and 102.7% for the six months ended June 30, 2014, and 2013, respectively.

Incurred losses and LAE for the six months ended June 30, 2014 attributable to events of prior years were $33.6 million including the Reciprocal Exchanges and $35.4 million excluding the Reciprocal Exchanges. These prior accident year losses include $37.1 million of unfavorable losses from the Commercial Insurance segment, $6.1 million of favorable development from the Assumed Reinsurance segment, and unfavorable loss development of $2.6 million in the Personal Insurance segment for the six months ended June 30, 2014.

The 2014 unfavorable incurred loss and LAE activity from prior accident years arose primarily from CMP Liability, Commercial Auto Liability, Other Liability and Workers’ Compensation lines of business. Reported loss activity for these lines of business was higher than expected resulting in higher selected ultimates for prior accident years. Consistent with prior quarters, the Company performed a comprehensive update to the internal actuarial study. The Company also retained an independent consulting firm to peer review the internal reserve study.

Prior year development is based upon numerous estimates by line of business and accident year. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

Note 9—Shareholders’ Equity

Shares of Common Stock Issued

For both the three and six months ended June 30, 2014, zero new common shares were issued as the result of employee stock option exercises.

For both the three and six months ended June 30, 2014, zero new common shares were issued as the result of the Company’s restricted stock grants. For the three and six months ended June 30, 2013, 2,332 and 242,626 new common shares, respectively, were issued as the result of restricted stock grants.

For the three and six months ended June 30, 2014, zero and 17,364 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the Company’s equity compensation plans. For the three and six months ended June 30, 2013, 891 and 341,598 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the Company’s equity compensation plans. The shares were withheld at the direction of employees as permitted under the equity compensation plans in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the three and six months ended June 30, 2014, 13,899 and 66,733 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures. For the three and six months ended June 30, 2013, 7,167 and 14,015 shares, respectively of common stock were surrendered as a result of restricted stock forfeitures.

Share Repurchase Program

As part of Tower’s capital management strategy, Tower’s Board of Directors approved a $50 million share repurchase program on May 7, 2013. Purchases under this program can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. In the six months ended June 30, 2014 no shares of common stock were purchased under this program.

Dividends Declared

On November 14, 2013, the Company announced that its Board of Directors determined that it would not declare and pay a dividend to shareholders in the fourth quarter of 2013. There can be no assurance that we will resume paying dividends in the future even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Dividends on common stock and participating unvested restricted stock of $9.5 million and $16.7 million for the three and six months ended June 30, 2013 were declared and paid.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of changes in accumulated other comprehensive income, by component, for the six months ended June 30, 2014 and 2013, respectively, with all amounts reflected net of income taxes and noncontrolling interest:

($ in thousands)	Unrealized gains (losses) on available for sale securities	Gains (losses) on cash flow hedges	Cumulative translation adjustments	Total
Balance at December 31, 2012	$87,412	$(5,860)	$1,204	$82,756
Other comprehensive income before reclassifications, net of tax	(71,210)	1,406	(2,382)	(72,186)
Amounts reclassified from accumulated other comprehensive income, net of tax	(2,594)	1,084	-	(1,510)
Net current period other comprehensive income (loss)	(73,804)	2,490	(2,382)	(73,696)
Balance at June 30, 2013	$13,608	$(3,370)	$(1,178)	$9,060
Balance at December 31, 2013	$(15,528)	$(3,979)	$-	$(19,507)
Other comprehensive income before reclassifications, net of tax	20,129	(8)	-	20,121
Amounts reclassified from accumulated other comprehensive income, net of tax	(32,207)	853	-	(31,354)
Net current period other comprehensive income (loss)	(12,078)	845	-	(11,233)
Balance at June 30, 2014	$(27,606)	$(3,134)	$-	$(30,740)

The following provides a summary of the items that have been reclassified from accumulated other comprehensive income to net income in their entirety during the six months ended June 30, 2014 and 2013, including the line item on the consolidated statement of operations on which the impact is reflected. Unrealized gains (losses) on available for sale securities are reclassified from accumulated other comprehensive income when a security is sold or when a non-credit impairment is recorded. Gains (losses) on cash flow hedges are reclassified from accumulated other comprehensive income when the related hedged item (subordinated debentures floating rate interest payments) are recorded in the statement of operations.

($ in thousands)
Accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income		Affected line item in the consolidated statement of operations
	Six Months Ended June 30,
	2014	2013
Unrealized gains (losses) on available for sale securities	$(32,207)	$(2,594)	Other net realized investment gains
	-	-	Income tax expense

	$(32,207)	$(2,594)	Total net of income taxes

Gains (losses) on cash flow hedges interest rate swaps	$853	$1,084	Interest expense
	-	-	Income tax expense

	$853	$1,084	Total net of income taxes

Note 11—Debt

The Company’s borrowings consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$149,315	$127,875	$147,712	$129,525
Subordinated debentures	235,058	122,121	235,058	114,900
Total	$384,373	$249,996	$382,770	$244,425

The fair value of the convertible senior notes is determined utilizing recent transaction prices for these securities between third-party market participants. The fair value of the subordinated debentures is based on discounted cash flow analysis. The significant inputs used for fair value are considered Level 2 in the fair value hierarchy.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Total interest expense incurred, including interest expense on the funds held liabilities, was $7.3 million and $7.6 million for the three months ended June 30, 2014 and 2013, respectively. Total interest expense incurred, including interest expense on the funds held liabilities, was $14.3 million and $15.4 million for the six months ended June 30, 2014 and 2013, respectively.

Subordinated Debentures

The Company and its wholly-owned subsidiaries have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquired from the trusts to purchase junior subordinated debentures from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. As of June 30, 2014, the Company had outstanding par of $ 235.1 million relating to the subordinated debentures.

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The Swaps convert the subordinated debentures to rates ranging from 5.1% to 5.9%. As of June 30, 2014 and December 31, 2013, the Swaps had a fair value of $4.8 million and $6.1 million in a liability position, respectively, and are reported in Other Liabilities.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness and changes in their fair values are recorded in accumulated other comprehensive income (“AOCI”), net of tax. For the six months ended June 30, 2014 and 2013, $0.9 million and $1.1 million, respectively, were reclassified from AOCI to interest expense for the effects of the hedges. As of June 30, 2014, the Company had collateral on deposit with the counterparty amounting to $4.7 million pursuant to a Credit Support Annex.

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

The adjusted conversion rate at June 30, 2014 is 37.5605 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $26.62 per share), subject to further adjustment upon the occurrence of certain events, including the following: if Tower issues shares of common stock as a dividend or distribution on shares of the common stock, or if Tower effects a share split or share combination; if Tower issues to all or substantially all holders of common stock any rights, options or warrants entitling them, for a period of not more than 45 calendar days after the announcement date of such issuance, to subscribe for or purchase shares of the common stock at a price per share that is less than the average of the last reported sales price of the common stock for the ten consecutive trading day period ending on the date of announcement of such issuance; if Tower distributes shares of its capital stock, other indebtedness, other assets or property of Tower or rights, options or warrants to acquire capital stock or other securities of Tower, to all or substantially all holders of capital stock; if any cash dividend or distribution is made to all or substantially all holders of the common stock, other than a regular quarterly cash dividend that does not exceed $0.110 per share; if Tower makes a payment in respect of a tender offer or exchange offer for common stock, and the cash and value of any other consideration included in the payment per share of common stock exceeds the last reported sale price of the common stock on the trading day next succeeding the last day on which the tenders or exchange may be made.

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). After considering the contractual interest payments and amortization of the original issue

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $3.0 million for the six months ended June 30, 2014.

The following table shows the amounts recorded for the Notes as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
($ in thousands)	2014	2013
Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(685)	(2,288)
Liability component	149,315	147,712
Equity component, net of tax	$7,469	$7,469

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

The 2008 LTEP provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum amount of share-based awards authorized is 2,325,446 of which 140,174 are available for future grants as of June 30, 2014.

2013 Long-Term Incentive Plan (“2013 LTIP”)

The Compensation Committee of the Board of Directors established, beginning in 2013 a new Long Term Incentive Plan (the “2013 LTIP”), to replace the Company’s existing 2008 LTEP. The 2013 LTIP was approved by the shareholders in May 2013. The maximum amount of share-based awards authorized is 2,150,000 of which 2,147,531 are available for future grants as of June 30, 2014.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Restricted Stock

The following table provides an analysis of restricted stock activity for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1	235,586	$17.98	1,015,902	$20.19
Granted	-	-	242,626	18.09
Vested	(42,670)	18.07	(953,242)	20.43
Forfeitures	(66,733)	18.11	(14,015)	19.26
Outstanding, June 30,	126,183	$17.87	291,271	$17.68

On March 13, 2013, 525,548 shares vested as a result of the Canopius Merger Transaction.

Stock Options

The following table provides an analysis of stock option activity for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, January 1	955,804	$17.75	969,307	$17.78
Exercised	-	-	(2,674)	16.48
Forfeitures and expirations	(691,162)	17.00	(7,657)	17.72
Outstanding, June 30	264,642	$19.73	958,976	$17.78
Exercisable, June 30	264,642	$19.73	958,976	$17.78

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
($ in thousands)	2014	2013
Restricted stock
Expense, net of tax	$205	$8,204
Value of shares vested	959	21,042
Value of unvested shares	251	5,974
Stock options
Intrinsic value of outstanding options	-	3,471
Intrinsic value of vested outstanding options	-	3,471
Unrecognized compensation expense
Unvested restricted stock, net of tax	251	5,974
Weighted average years over which expense will be recognized (in years)	2.7	3.6

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

During the three and six months ended June 30, 2014, Tower’s U.S. taxed subsidiaries (excluding the Reciprocal Exchanges) recognized pre-tax losses of approximately $(45.3) million and $(68.3) million, respectively. This resulted in $205.4 million of net

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

operating loss carryforwards in the deferred tax inventory and a net deferred tax asset, before any valuation allowance, of $287.3 million (excluding the Reciprocal Exchanges) as of June 30, 2014. Including the Reciprocal Exchanges, the net deferred tax asset, before any valuation allowance, was $288.6 million.

At June 30, 2014, a full valuation allowance was recorded against the deferred tax assets. For the six months ended June 30, 2014, $18.1 million of the valuation allowance was recorded in income tax expense (benefit) in the statement of operations. For the three months ended June 30, 2014 $12.9 million of the valuation allowance was recorded in income tax expense (benefit) in the statement of operations.

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

The Company’s effective tax rates of (0.2)% and (1.7)% for the three and six months ended June 30, 2014, respectively, reflect the recording of the full valuation allowance in the first and second quarters of 2014. Prior to the first quarter of 2014, Tower calculated an estimated annual effective tax rate on its U.S. taxed subsidiaries that differed from the U.S. statutory rate due to costs associated with tax exempt interest and dividends received deductions.

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

The following table shows the computation of the earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator
Net income (loss) attributable to Tower Group International, Ltd.	$(48,742)	$(507,342)	$(95,220)	$(494,425)
Less: Dividends on unvested participating restricted stock	-	(48)	-	(215)
Net income (loss) available to common shareholders - Basic	(48,742)	(507,390)	(95,220)	(494,640)
Reallocation of income for unvested participating restricted stock	-	-	-	-
Net income (loss) available to common shareholders - Diluted	(48,742)	(507,390)	(95,220)	(494,640)
Denominator
Basic earnings per share denominator	57,171	57,135	57,161	51,487
Effect of dilutive securities:	-	-	-	-
Diluted earnings per share denominator	57,171	57,135	57,161	51,487
Earnings (loss) per share attributable to Tower Group International, Ltd. - Basic
Common stock:
Distributed earnings	$-	$0.17	$-	$0.34
Undistributed earnings	(0.85)	(9.05)	(1.67)	(9.95)
Total - basic	(0.85)	(8.88)	(1.67)	(9.61)
Earnings (loss) per share attributable to Tower Group International, Ltd. - Diluted	$(0.85)	$(8.88)	$(1.67)	$(9.61)

The computation of diluted earnings (loss) per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three and six months ended June 30, 2014, 268,100 and, 268,100, respectively, options to purchase Company shares were excluded from the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price. For the three and six months ended June 30, 2013, 190,480 and, 188,890, respectively, options to purchase Company shares were excluded from the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Business segment results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2014	2013	2014	2013
Commercial Insurance Segment
Revenues
Premiums earned	$35,896	$247,495	$91,669	$505,913
Ceding commission revenue	1,678	(7,780)	4,057	(7,332)
Policy billing fees	1,264	1,422	2,540	2,792
Total revenues	38,838	241,137	98,266	501,373
Expenses
Loss and loss adjustment expenses	48,897	470,284	112,868	647,287
Underwriting expenses	36,055	93,635	87,076	185,917
Total expenses	84,952	563,919	199,944	833,204
Underwriting profit (loss)	$(46,114)	$(322,782)	$(101,678)	$(331,831)

Assumed Reinsurance Segment
Revenues
Premiums earned	$15,532	$45,548	$31,565	$94,913
Ceding commission revenue	-	-	-	-
Total revenues	15,532	45,548	31,565	94,913
Expenses
Loss and loss adjustment expenses	5,407	28,088	7,815	47,448
Underwriting expenses	9,246	26,742	10,118	44,535
Total expenses	14,653	54,830	17,933	91,983
Underwriting profit (loss)	$879	$(9,282)	$13,632	$2,930

Personal Insurance Segment
Revenues
Premiums earned	$43,239	$125,321	$82,977	$239,424
Ceding commission revenue	16,042	6,004	24,465	10,993
Policy billing fees	1,495	1,899	2,895	3,679
Total revenues	60,776	133,224	110,337	254,096
Expenses
Loss and loss adjustment expenses	40,601	61,520	76,783	140,889
Underwriting expenses	36,412	57,669	75,991	109,781
Total expenses	77,013	119,189	152,774	250,670
Underwriting profit (loss)	$(16,237)	$14,035	$(42,437)	$3,426
Tower	$(10,787)	$14,139	$(27,071)	$16,156
Reciprocal Exchanges	(5,450)	(104)	(15,366)	(12,730)
Total underwriting profit (loss)	$(16,237)	$14,035	$(42,437)	$3,426

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2014	2013	2014	2013
Commercial Insurance segment	$38,838	$241,137	$98,266	$501,373
Assumed Reinsurance segment	15,532	45,548	31,565	94,913
Personal Insurance segment	60,776	133,224	110,337	254,096
Total segment revenues	115,146	419,909	240,168	850,382
Net investment income	10,210	28,402	25,568	58,719
Net realized gains (losses) on investments, including other-than-temporary impairments	13,438	(2,034)	35,701	4,817
Insurance services revenue and other	48	5,192	613	5,322
Consolidated revenues	$138,842	$451,469	$302,050	$919,240

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2014	2013	2014	2013
Commercial Insurance segment underwriting profit (loss)	$(46,114)	$(322,782)	$(101,678)	$(331,831)
Assumed Reinsurance segment underwriting profit (loss)	879	(9,282)	13,632	2,930
Personal Insurance segment underwriting profit (loss)	(16,237)	14,035	(42,437)	3,426
Net investment income	10,210	28,402	25,568	58,719
Net realized gains on investments, including other-than-temporary impairments	13,438	(2,034)	35,701	4,817
Corporate and other	(5,683)	(2,299)	(17,572)	(5,239)
Acquisition-related transaction costs	(2,397)	(665)	(3,043)	(19,721)
Interest expense	(7,322)	(7,635)	(14,332)	(15,443)
Goodwill and fixed asset impairment	-	(214,049)	-	(214,049)
Equity income in unconsolidated affiliate	-	7,838	-	7,966
Income before income taxes	$(53,226)	$(508,471)	$(104,161)	$(508,425)

Note 16—Contingencies

Legal Proceedings

On August 20, 2013, Robert P. Lang, a purported shareholder of Tower Group International Ltd. (“Tower”), filed a purported class action complaint (the “Lang Complaint”) against Tower and certain of its current and former officers in the United States District Court for the Southern District of New York. The Lang Complaint purports to be asserted on behalf of a class of persons who purchased Tower stock between July 30, 2012 and August 8, 2013. The Lang Complaint alleges that Tower and certain of its current and former officers violated federal securities laws and seeks unspecified damages. On September 3, 2013, a second purported shareholder class action complaint was filed by Dennis Feighay, another purported Tower shareholder, containing similar allegations to those set forth in the Lang Complaint (the “Feighay Complaint”). The Feighay Complaint purports to be asserted on behalf of a class of persons who purchased Tower stock between May 9, 2011 and August 7, 2013. On October 4, 2013, a third complaint was filed by Sanju Sharma (the “Sharma Complaint”). The Sharma Complaint names as defendants Tower and certain of its current and former officers, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between May 10, 2011 and September 17, 2013. On October 18, 2013, an amended complaint was filed in the Sharma case (the “Sharma Amended Complaint”). The Sharma Amended Complaint alleges additional false and misleading statements, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between March 1, 2011 and October 7, 2013. On October 21, 2013, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. On June 17, 2014, the United States District Court for the Southern District of New York issued an order consolidating the Lang, Feighay, and Sharma actions (hereinafter the “Consolidated Securities Action”) and appointing Adar Enhanced Investment Fund, Ltd. and Adar Investment Fund, Ltd. (the “Adar Funds”) and Jacksonville Police and Fire Pension Fund, Oklahoma Firefighters Pension and Retirement System, and the Kansas City, Missouri Employees’ Retirement System (the “Public Pension Funds”) as co-lead plaintiffs in the Consolidated Securities Action and Bernstein Liebhard LLP, Saxena White P.A., and Bernstein Litowitz Berger & Grossmann LLP as co-lead counsel. On July 1, 2014, the Court entered a stipulation and order providing for the co-lead plaintiffs to file a Consolidated Class Action Complaint on August 22, 2014. The Company believes that it is not probable that the Consolidated Securities Action will result in a loss, and if it would result in a loss, that the amount of any such loss cannot reasonably be estimated.

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

On March 24, 2014, two purported shareholders of the Company filed a purported class action and shareholder derivative complaint against the Company, certain of its current and former officers and directors, and Tower Group, Inc. in the Supreme Court of the State of New York, County of New York (the “Bekkerman Complaint” and, together with the Wilson Amended Complaint and the Raul Complaint, the “Merger Complaints”). The Bekkerman Complaint alleges, among other things, that the members of the Company’s board of directors breached their fiduciary duties owed to the shareholders of the Company by failing to exercise appropriate oversight over the conduct of the Company’s business, awarding Michael Lee excessive compensation, approving the Company’s entry into the ACP Re Merger Agreement, failing to take steps to maximize the value of the Company to its public shareholders, and misrepresenting or omitting material information in connection with the proposed transaction, and that the Company and Tower Group, Inc. aided and abetted such breaches of fiduciary duties. The Bekkerman Complaint also alleges, among other things, that Lee was unjustly enriched as a result of the compensation he received while allegedly breaching

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

his fiduciary duties and by selling stock while in the possession of material, adverse, non-public information. The Bekkerman Complaint seeks, among other things, an award of money damages, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction, rescission of the ACP Re Merger Agreement to the extent already implemented, and other forms of equitable relief. On May 16, 2014, the defendants removed the Bekkerman action to the United States District Court for the Southern District of New York, and requested that it be designated as related to the Consolidated Federal Action. On June 3, 2014, the United States District Court for the Southern District of New York accepted the designation of the Bekkerman Complaint as related to the Consolidated Federal Action. On July 21, 2014, the Court issued an order consolidating the Bekkerman action into the Consolidated Federal Action for all purposes.

On July 25, 2014, the defendants reached an agreement in principle with the plaintiffs to settle the Consolidated Federal Action. The settlement remains subject to appropriate documentation by the parties and approval by the Court. As part of the settlement, the Company agreed to make certain supplemental disclosures to Tower shareholders on Form 8-K, which was filed with the SEC on July 28, 2014. As set forth therein, the defendants deny all fault or liability and deny that they have committed any of the unlawful or wrongful acts alleged in the Merger Complaints or otherwise in relation to the Merger Agreement, or any of the events or actions related thereto, and specifically deny that any further disclosure was required to supplement the Proxy Statement under any applicable rule, statute, regulation or law. The Company agreed to provide those supplemental disclosures solely to minimize the cost of defending the litigation and to permit the special general meeting and stockholder vote to proceed without delay.

On July 29, 2014, the Court ordered that the Consolidated Federal Action be discontinued with prejudice but without costs, providing, however, that counsel for plaintiffs could apply by letter for restoration of the action to the calendar within 30 days of the order, in which event the action will be restored. The Company believes that it is not probable that the Merger Complaints will result in a loss, and if they would result in a loss, that the amount of any such loss cannot reasonably be estimated.

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

•	further decreases in the capital and surplus of our insurance subsidiaries and their ability to meet minimum capital and surplus requirements;

•	changes in our ability to raise additional capital;

•	the implementation and effectiveness of our capital improvement strategy;

•	Tower’s ability to continue operating as a going concern;

•	changes in our ability to meet ongoing cash requirements and pay dividends;

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

Critical Accounting Estimates

As of June 30, 2014, there were no material changes to our accounting policies on critical accounting estimates; refer to the Company’s 2013 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.

Critical Accounting Policies and New Accounting Standards Not Yet Adopted

See “Note 2 – Accounting Policies and Basis of Presentation” for information related to our significant accounting policies, including details of policies that were adopted during the six months ended June 30, 2014.

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of June 30, 2014 and December 31, 2013 and for three and six months ended June 30, 2014 and 2013:

	June 30, 2014
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$1,203,335	$231,044	$-	$1,434,379
Equity securities	12,791	2,772	-	15,563
Short-term investments	2,000	-	-	2,000
Other invested assets	132,817	-	(77,200)	55,617
Total investments	1,350,943	233,816	(77,200)	1,507,559
Cash and cash equivalents	247,484	17,366	-	264,850
Investment income receivable	34,421	1,980	(26,716)	9,685
Premiums receivable	223,588	45,439	(2,307)	266,720
Reinsurance recoverable on paid losses	48,423	3,922	(1,064)	51,281
Reinsurance recoverable on unpaid losses	441,213	23,326	(9,067)	455,472
Prepaid reinsurance premiums	440,193	26,285	(3,790)	462,688
Deferred acquisition costs, net	(121)	10,841	-	10,720
Intangible assets	73,327	6,104	-	79,431
Funds held by reinsured companies	77,289	-	-	77,289
Other assets	272,575	1,307	(8,022)	265,860
Total assets	$3,209,335	$370,386	$(128,166)	$3,451,555
Liabilities
Loss and loss adjustment expenses	$1,887,301	$109,324	$(9,067)	$1,987,558
Unearned premium	533,772	111,274	(3,790)	641,256
Reinsurance balances payable	152,098	8,927	(3,371)	157,654
Funds held under reinsurance agreements	81,999	22	-	82,021
Other liabilities	169,989	54,339	(34,938)	189,390
Deferred income taxes	10,677	19,181	-	29,858
Debt	384,373	77,000	(77,000)	384,373
Total liabilities	3,220,209	380,067	(128,166)	3,472,110
Shareholders’ equity
Common stock	574	-	-	574
Treasury stock	(88)	-	-	(88)
Paid-in-capital	815,096	9,400	(9,400)	815,096
Accumulated other comprehensive income (loss)	(30,740)	5,130	(5,130)	(30,740)
Retained earnings (accumulated deficit)	(795,816)	(24,211)	24,211	(795,816)
Noncontrolling interests	100	-	(9,681)	(9,581)
Total shareholders’ equity	(10,874)	(9,681)	-	(20,555)
Total liabilities and shareholders’ equity	$3,209,335	$370,386	$(128,166)	$3,451,555

	December 31, 2013
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$1,390,146	$252,549	$-	$1,642,695
Equity securities	104,107	2,523	-	106,630
Short-term investments	5,897	-	-	5,897
Other invested assets	173,355	-	(77,200)	96,155
Total investments	1,673,505	255,072	(77,200)	1,851,377
Cash and cash equivalents	288,214	5,684	-	293,898
Investment income receivable	38,564	2,325	(23,396)	17,493
Premiums receivable	267,151	44,878	(2,530)	309,499
Reinsurance recoverable on paid losses	66,974	3,028	(1,039)	68,963
Reinsurance recoverable on unpaid losses	555,468	25,208	(9,816)	570,860
Prepaid reinsurance premiums	164,250	26,514	(4,288)	186,476
Deferred acquisition costs, net	85,485	9,611	-	95,096
Intangible assets	73,599	6,337	-	79,936
Funds held by reinsured companies	98,816	-	-	98,816
Other assets	391,258	1,395	(9,522)	383,131
Total assets	$3,703,284	$380,052	$(127,791)	$3,955,545
Liabilities
Loss and loss adjustment expenses	$1,973,970	$117,131	$(9,816)	$2,081,285
Unearned premium	657,045	110,355	(4,288)	763,112
Reinsurance balances payable	84,948	8,441	(3,569)	89,820
Funds held under reinsurance agreements	222,137	22	-	222,159
Other liabilities	268,937	50,352	(33,118)	286,171
Deferred income taxes	10,327	19,181	-	29,508
Debt	382,770	77,000	(77,000)	382,770
Total liabilities	3,600,134	382,482	(127,791)	3,854,825
Shareholders’ equity
Common stock	574	-	-	574
Treasury stock	(39)	-	-	(39)
Paid-in-capital	815,119	9,400	(9,400)	815,119
Accumulated other comprehensive income	(19,507)	1,338	(1,338)	(19,507)
Retained earnings (accumulated deficit)	(700,596)	(13,168)	13,168	(700,596)
Noncontrolling interests	7,599	-	(2,430)	5,169
Total shareholders’ equity	103,150	(2,430)	-	100,720
Total liabilities and shareholders’ equity	$3,703,284	$380,052	$(127,791)	$3,955,545

	Three Months Ended June 30,
	2014				2013
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Net premiums written	$26,988	$41,800	$-	$68,788	$359,807	$42,776	$-	$402,583
Revenues
Net premiums earned	$54,539	$40,128	$-	$94,667	$376,554	$41,810	$-	$418,364
Ceding commission revenue	15,826	2,311	(417)	17,720	(285)	1,830	1,339	2,884
Insurance services revenue	7,773	-	(7,725)	48	8,804	-	(8,272)	532
Policy billing fees	2,622	137	-	2,759	3,287	34	-	3,321
Net investment income	10,065	1,812	(1,667)	10,210	27,611	2,459	(1,668)	28,402
Total net realized investment gains (losses)	13,405	33	-	13,438	(2,243)	209	-	(2,034)
Total revenues	104,230	44,421	(9,809)	138,842	413,728	46,342	(8,601)	451,469
Expenses
Loss and loss adjustment expenses	66,573	28,332	-	94,905	537,435	22,457	-	559,892
Commission expense	28,996	7,843	(417)	36,422	91,202	6,387	1,339	98,928
Other operating expenses	46,918	11,829	(7,725)	51,022	79,948	14,933	(8,272)	86,609
Acquisition-related transaction costs	2,397	-	-	2,397	665	-	-	665
Interest expense	7,322	1,667	(1,667)	7,322	7,640	1,663	(1,668)	7,635
Total expenses	152,206	49,671	(9,809)	192,068	716,890	45,440	(8,601)	753,729
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	-	-	-	-	7,838	-	-	7,838
Goodwill and fixed asset impairment	-	-	-	-	(214,049)	-	-	(214,049)
Income (loss) before income taxes	(47,976)	(5,250)	-	(53,226)	(509,373)	902	-	(508,471)
Income tax expense (benefit)	766	-	-	766	(2,031)	101	-	(1,930)
Net income (loss)	$(48,742)	$(5,250)	$-	$(53,992)	$(507,342)	$801	$-	$(506,541)
Net income (loss) attributable to Noncontrolling interests	-	(5,250)	-	(5,250)	-	801	-	801
Net income (loss) attributable to Tower Group International, Ltd.	$(48,742)	$-	$-	$(48,742)	$(507,342)	$-	$-	$(507,342)

Ratios
Net loss and LAE	122.1%	70.6%		100.3%	142.7%	53.7%		133.8%
Net underwriting expenses	80.7%	43.0%		64.7%	41.7%	46.5%		42.2%
Net Combined	202.8%	113.6%		165.0%	184.4%	100.2%		176.0%

	Six Months Ended June 30,
	2014				2013
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Net premiums written	(272,008)	$80,151	$-	$(191,857)	$775,878	$79,902	$-	$855,780
Revenues
Net premiums earned	$127,208	$79,003	$-	$206,211	$757,438	$82,812	$-	$840,250
Ceding commission revenue	24,548	4,789	(815)	28,522	4,231	4,046	46	8,323
Insurance services revenue	15,691	-	(15,078)	613	16,093	-	(15,433)	660
Policy billing fees	5,194	241	-	5,435	6,134	337	-	6,471
Net investment income	24,762	4,127	(3,321)	25,568	57,195	4,839	(3,315)	58,719
Total net realized investment gains (losses)	32,205	3,496	-	35,701	3,990	827	-	4,817
Total revenues	229,608	91,656	(19,214)	302,050	845,081	92,861	(18,702)	919,240
Expenses
Loss and loss adjustment expenses	139,201	58,265	-	197,466	777,769	57,855	-	835,624
Commission Expense	46,496	15,790	(815)	61,471	167,325	14,078	46	181,449
Other operating expenses	119,654	25,323	(15,078)	129,899	156,786	27,992	(15,433)	169,345
Acquisition-related transaction costs	3,043	-	-	3,043	19,721	-	-	19,721
Interest expense	14,332	3,321	(3,321)	14,332	15,443	3,315	(3,315)	15,443
Total expenses	322,726	102,699	(19,214)	406,211	1,137,044	103,240	(18,702)	1,221,582
Other income (expense)
Equity in income (loss) of unconsolidated affiliates	-	-	-	-	7,966	-	-	7,966
Goodwill and fixed asset impairment	-	-	-	-	(214,049)	-	-	(214,049)
Income (loss) before income taxes	(93,118)	(11,043)	-	(104,161)	(498,046)	(10,379)	-	(508,425)
Income tax expense (benefit)	1,729	-	-	1,729	(3,621)	101	-	(3,520)
Net income (loss)	$(94,847)	$(11,043)	$-	$(105,890)	$(494,425)	$(10,480)	$-	$(504,905)
Net income (loss) attributable to Noncontrolling interests	373	(11,043)	-	(10,670)	-	(10,480)	-	(10,480)
Net income (loss) attributable to Tower Group International, Ltd.	$(95,220)	$-	$-	$(95,220)	$(494,425)	$-	$-	$(494,425)

Ratios
Net loss and LAE	109.4%	73.8%		95.8%	102.7%	69.9%		99.4%
Net underwriting expenses	81.1%	45.7%		67.5%	38.6%	45.5%		39.3%
Net Combined	190.5%	119.5%		163.3%	141.3%	115.4%		138.7%

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

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Total revenues. Total revenues decreased by 69.2% and 67.1%, respectively for the three and six months ended June 30, 2014 compared to the same periods in 2013. These decreases are primarily attributable to the significant decline in net premiums earned offset by an increase in ceding commission revenues. In 2014, Tower has reinsured the majority of its business to AmTrust and NGHC through the Cut-Through Reinsurance Agreements.

Premiums earned. Net premiums earned for the three months ended June 30, 2014 and 2013 were $94.7 million and $418.4 million, respectively. The decrease of 77.4% for the three months ended June 30, 2014 compared to the same period in 2013 is directly attributable to $154.9 million of earned premiums ceded to AmTrust and NGHC as a result of the Cut-Through Reinsurance Agreement and to $35.0 million of earned premiums ceded relating to the quota share reinsurance agreements executed in the third and fourth quarters of 2013 with other unaffiliated entities. In addition, as a result of the rating agency downgrades, Tower’s premiums written have declined in the fourth quarter 2013 and first two quarters of 2014, resulting in a reduction in gross premiums earned.

Net premiums earned for the six months ended June 30, 2014 and 2013 were $206.2 million and $840.3 million, respectively. The decrease of 75.5% for the six months ended June 30, 2014 compared to the same period in 2013 is directly attributable to $317.8 million of earned premiums ceded to AmTrust and NGHC as a result of the Cut-Through Reinsurance Agreement and to $77.2 million of earned premiums ceded relating to the quota share reinsurance agreements executed in the third and fourth quarters of 2013 with other unaffiliated entities. In addition, as a result of the rating agency downgrades, Tower’s premiums written have declined in the fourth quarter 2013 and first two quarters of 2014, resulting in a reduction in gross premiums earned.

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, increased by $13.8 million in the three months ended June 30, 2014 compared to the same period in 2013. The increase is due primarily to ceding commission revenue earned on the Cut-Through Reinsurance Agreements.

Commission and fee income increased by $19.1 million in the six months ended June 30, 2014 compared to the same period in 2013. The increase is due primarily to ceding commission revenue earned on the Cut-Through Reinsurance Agreements.

Net investment income and net realized gains (losses). For the three months ended June 30, 2014, net investment income decreased $18.2 million compared to the same period in 2013, primarily due to lower investment balances in 2014 compared to 2013. Investment balances have declined due to the previously discussed significant events that impacted Tower in 2013. In addition, the Company has disposed of certain of its invested assets in the first and second quarters of 2014, generating net realized gains but reducing net investment income.

Net realized investment gains (losses), including OTTI, for the three months ended June 30, 2014 and 2013 were $13.4 million and $(2.0) million, respectively. The 2014 gains are primarily a function of the invested assets selected for sale by us to enhance our statutory capital position or when cash needs arise in the ordinary course of business.

For the three months ended June 30, 2014, $1.0 million of OTTI losses were recorded in net income compared to $4.5 million in 2013. The OTTI for the three months ended June 30, 2014 is related mostly to securities in the Company’s equity security portfolio.

For the six months ended June 30, 2014, net investment income decreased $33.2 million compared to the same period in 2013, primarily due to lower investment balances in 2014 compared to 2013. Investment balances have declined due to the previously discussed significant events that impacted Tower in 2013. In addition, the Company has disposed of certain of its invested assets in the first and second quarters of 2014, generating net realized gains but reducing net investment income.

Net realized investment gains (losses), including OTTI, for the six months ended June 30, 2014 and 2013 were $35.7 million and $4.8 million, respectively. These gains are primarily a function of the invested assets selected for sale by us to enhance our statutory capital position or when cash needs arise in the ordinary course of business.

For the six months ended June 30, 2014, $2.0 million of OTTI losses were recorded in net income compared to $5.1 million in 2013. The OTTI for the six months ended June 30, 2014 is related mostly to securities in the Company’s equity security portfolio.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 100.3% and 133.8% for the three months ended June 30, 2014 and 2013, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 122.1% and 142.7% for the three months ended June 30, 2014 and 2013, respectively. The Reciprocal Exchanges’ net loss ratio was 70.6% and 53.7% for the three months ended June 30, 2014 and 2013, respectively.

Incurred losses and LAE for the three months ended June 30, 2014 attributable to insured events of prior years were unfavorable by $26.6 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $27.5 million. These prior accident year losses include unfavorable loss development of $25.7 million in the Commercial Insurance segment, favorable loss development of $2.5 million in the Assumed Reinsurance segment and unfavorable loss development of $3.4 million in the Personal Insurance segment for the three months ended June 30, 2014.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 95.8% and 99.4% for the six months ended June 30, 2014 and 2013, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 109.4% and 102.7% for the six months ended June 30, 2014 and 2013, respectively. The Reciprocal Exchanges’ net loss ratio was 73.8% and 69.9% for the six months ended June 30, 2014 and 2013, respectively.

Incurred losses and LAE for the six months ended June 30, 2014 attributable to insured events of prior years were unfavorable by $33.6 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were unfavorable by $35.4 million. These prior accident year losses include $37.1 million of unfavorable losses from the Commercial Insurance segment, $6.1 million of favorable development from the Assumed Reinsurance segment, and unfavorable loss development of $2.6 million in the Personal Insurance segment for the six months ended June 30, 2014.

The 2014 unfavorable incurred loss and LAE activity from prior accident years arose primarily from CMP Liability, Commercial Auto Liability, Other Liability and Workers’ Compensation lines of business. Reported loss activity for these lines of business was higher than expected resulting in higher selected ultimates for prior accident years. Consistent with prior quarters, the Company performed a comprehensive update to the internal actuarial study. The Company also retained an independent consulting firm to peer review the internal reserve study.

Commission and Other Operating expenses. Operating expenses, which include commission expenses and other operating expenses, were $87.4 million for the three months ended June 30, 2014, a decrease of $98.1 million or 52.9% compared to the same period in 2013. This decrease is primarily due to a $62.5 million decrease in commission expense from 2013 to 2014 which is attributable to the decline in direct and assumed earned premiums in the first and second quarters of 2014 resulting from the rating agency downgrades and commission expense reimbursements under the Cut-Through Reinsurance Agreements. Other underwriting expenses (“OUE”), which includes boards, bureaus and taxes (“BB&T”), decreased by $35.6 million in the second quarter of 2014 compared to the second quarter of 2013 due to lower compensation, lower depreciation and intangible asset amortization, and lower BB&T. As a result of the reduction in premiums written, the number of the Company’s full time employees decreased to 1,072 at June 30, 2014 from 1,391 and 1,463 full-time employees as of December 31, 2013 and June 30, 2013, respectively.

The consolidated gross underwriting expense ratio decreased to 31.4% for the three months ended June 30, 2014 from 36.2% in the same period in 2013. The commission portion of the gross underwriting expense ratio decreased to 17.4% for the three month period ended June 30, 2014 compared to 19.0% in 2013. The gross OUE ratio was 14.0% for the three months ended June 30, 2014 compared to 16.5% in the prior year. The decrease in the consolidated gross underwriting expense ratios is directly related to the reduction in expenses being greater than the relative reduction in gross earned premiums. The majority of these gross earned premiums are ceded to AmTrust and National General under the Cut-Through Reinsurance Agreements.

Operating expenses, which include commission expenses and other operating expenses, were $191.4 million for the six months ended June 30, 2014, a decrease of $159.4 million or 45.4% compared to the same period in 2013. This decrease is primarily due to a $120.1 million, or 66.1%, decrease in commission expense from 2013 to 2014, and is attributable to the decline in direct and assumed earned premiums in the first and second quarters of 2014 resulting from the rating agency downgrades and commission expense reimbursements under the Cut-Through Reinsurance Agreements. OUE decreased by $39.4 million in the six months ended June 30, 2014 compared to the same period in 2013 as a result of the reduction in direct and assumed business written in 2014, and BB&T expense reimbursements under the Cut-Through Reinsurance Agreements. As a result of the reduction in premiums written, the number of the Company’s full time employees decreased to 1,072 at June 30, 2014 from 1,391 and 1,463 full-time employees as of December 31, 2013 and June 30, 2013, respectively.

The consolidated gross underwriting expense ratio decreased to 32.7% for the six months ended June 30, 2014 from 35.1% in the same period in 2013. The commission portion of the gross underwriting expense ratio decreased to 16.2% for the six month period ended June 30, 2014 compared to 18.5% for the same period in 2013. The gross OUE ratio was 16.5% for the six months ended June 30, 2014 compared to 16.2% for the same period in the prior year. The decrease in the consolidated gross underwriting expense ratios is directly related to the reduction in expenses being greater than the relative reduction in gross earned premiums. The majority of these gross earned premiums are ceded to AmTrust and National General under the Cut-Through Reinsurance Agreements.

Acquisition-related transaction costs. Acquisition-related transaction costs for the three and six months ended June 30, 2014 were $2.4 million and $3.0 million, respectively, compared to $0.7 million and $19.7 million for the three and six months ended June 30, 2013, respectively. Acquisition-related transaction costs in 2014 related primarily to bankers costs associated with the ACP Re Merger. Acquisition–related transaction costs in 2013 related primarily to costs associated with the Canopius Merger Transaction which was completed on March 13, 2013.

Interest expense. Interest expense decreased by $0.3 million and $1.1 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decline is mainly due to outstanding borrowings under the credit facility of $70.0 million in 2013. There were no such outstanding borrowings in 2014 as all borrowings under the credit facility were paid in full on December 13, 2013.

Goodwill Impairment. Tower had no goodwill in 2014. In the second quarter of 2013, the Company recorded a charge of $214.0 million to impair the goodwill allocated to its Commercial Insurance reporting unit. In the third quarter of 2013, the Company impaired the remaining goodwill balance on the Personal Insurance reporting unit.

Income tax expense. Tower is liable for federal income tax on its U.S. taxed insurance subsidiaries.

Tower, excluding the Reciprocal Exchanges, for the three and six months ended June 30, 2014, had income tax expense (benefits) of $0.8 million and $1.7 million, respectively, compared to $(2.0) million and $(3.6) million for the three and six months ended June 30, 2013. The change in income tax expense (benefit) is attributable to the change in pre-tax losses relating to the items discussed above. These losses resulted in net operating loss carryforwards in the deferred tax inventory of $205.4 million as of June 30, 2014.

Management in its judgment concluded that a full valuation allowance was required for the net deferred tax assets after its consideration of the cumulative three-year pre-tax loss in its U.S. taxed subsidiaries resulting from certain 2012 and 2013 pre-tax losses.

The Reciprocal Exchanges had pre-tax income (loss) for the three and six months ended June 30, 2014, of $(5.3) million and $(11.0) million, respectively. A full valuation had previously been recorded on the Reciprocal Exchanges. The Reciprocal Exchanges’ valuation allowance as of June 30, 2014 was $20.5 million.

Net income (loss). Net loss attributable to Tower Group International, Ltd. was $(48.7) million for the three months ended June 30, 2014 compared to net loss of $(507.3) million for the same period in 2013. The net loss in the second quarter of 2014 was driven primarily by a decline in earned premium without a proportionate decline in Tower’s OUE. The net loss in the second quarter of 2013 is related primarily to significant adverse loss development and goodwill impairment charges.

Net loss attributable to Tower Group International, Ltd. for the six months ended June 30, 2014 was $(95.2) million compared to a net loss of $(494.4) million for the same period in 2013. The net loss in the first six months of 2014 was driven primarily by a decline in earned premium without a proportionate decline in Tower’s OUE. The net loss in the first six months of 2013 is related primarily to significant adverse loss development and goodwill impairment charges.

Commercial Insurance Segment Results of Operations

	Three Months Ended June 30.				Six Months Ended June 30,
($ in thousands)	2014	2013	Change	Percent	2014	2013	Change	Percent
Net premiums written	$1,524	$229,213	$(227,689)	-99.3%	$(183,386)	$506,366	(689,752)	-136.2%
Revenues
Net premiums earned	$35,896	$247,495	$(211,599)	-85.5%	$91,669	$505,913	$(414,244)	-81.9%
Ceding commission revenue	1,678	(7,780)	9,458	-121.6%	4,057	(7,332)	11,389	-155.3%
Policy billing fees	1,264	1,422	(158)	-11.1%	2,540	2,792	(252)	-9.0%
Total revenue	38,838	241,137	(202,299)	-83.9%	98,266	501,373	(403,107)	-80.4%
Expenses
Net loss and loss adjustment expenses	48,897	470,284	(421,387)	-89.6%	112,868	647,287	(534,419)	-82.6%
Underwriting expenses
Commission expenses	14,911	44,161	(29,250)	-66.2%	33,173	88,495	(55,322)	-62.5%
Other underwriting expenses	21,144	49,474	(28,330)	-57.3%	53,903	97,422	(43,519)	-44.7%
Total underwriting expenses	36,055	93,635	(57,580)	-61.5%	87,076	185,917	(98,841)	-53.2%
Underwriting profit (loss)	$(46,114)	$(322,782)	$276,668	-85.7%	$(101,678)	$(331,831)	$230,153	-69.4%

Ratios
Net loss and LAE	136.2%	190.0%			123.1%	127.9%
Net underwriting expenses	92.2%	40.4%			87.8%	37.6%
Net Combined	228.4%	230.4%			210.9%	165.5%

Commercial Insurance Segment Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Premiums. Net premiums written for the three months ended June 30, 2014 decreased $227.7 million and net premiums earned for the three months ended June 30, 2014 decreased $211.6 million compared to the same period in 2013. These changes are attributable primarily to the Cut-Through Reinsurance Agreement executed in the first quarter of 2014 and the transfer of the December 31, 2013 unearned premium reserve of $194.0 million. (The unearned premium reserve of $194.0 million was recorded as gross premiums written in 2013, and ceded premiums written in 2014.) In addition, as a result of the rating agency downgrades, Tower’s premiums written and earned premiums have declined in 2014 compared to the written and earned premiums in 2013.

Net premiums written for the six months ended June 30, 2014 decreased $689.8 million and net premiums earned for the six months ended June 30, 2014 decreased $414.2 million compared to the same period in 2013. These changes are attributable primarily to the Cut-Through Reinsurance Agreement executed in the first quarter of 2014 and the transfer of the December 31, 2013 unearned premium reserve of $194.0 million. (The unearned premium reserve of $194.0 million was recorded as gross premiums written in 2013, and as ceded premiums written in 2014.) In addition, as a result of the rating agency downgrades, Tower’s written and earned premiums have declined in 2014 compared to its written and earned premiums in 2013.

Ceding commission revenue. Ceding commission revenue increased for the three months ended June 30, 2014 by $9.5 million compared to the same period in 2013 as a result of significant return ceding commission revenue recorded in 2013 due to the adverse loss development recorded in the second quarter of 2013. In addition, 2014 ceding commission increased as a result of (i) the Cut-Through Reinsurance Agreement and (ii) the new reinsurance contracts entered into on July 1, 2013.

Ceding commission revenue increased for the six months ended June 30, 2014 by $11.4 million compared to the same period in 2013 as a result of significant return ceding commission revenue recorded in 2013 due to the adverse loss development recorded in the second quarter of 2013. In addition, 2014 ceding commission increased as a result of (i) the Cut-Through Reinsurance Agreement and (ii) the new reinsurance contracts entered into on July 1, 2013.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 136.2% and 190.0% for the three months ended June 30, 2014 and 2013, respectively. The accident year loss ratios for the three months ended June 30, 2014 and 2013 were 64.6% and 60.1%, respectively. The net loss ratio for the three months ending June 30, 2014 was impacted by the substantial reduction in net earned premium due to increased cessions to quota share reinsurance including the Cut-Through Reinsurance Agreement, and by an increase to the net unallocated loss adjustment expense ratio which is partially offset by ceding commission revenue. Incurred loss and LAE attributable to insured events of prior years were $25.7 million for the three months ended June 30, 2014, due to increases in ultimate loss estimates resulting from the update of the Company’s actuarial study completed during the quarter. The increase in ultimate loss estimates arose primarily from higher than expected reported loss activity for the CMP Liability, Commercial Auto Liability, Other Liability, and Workers Compensation lines of business. The net loss ratio for the three months ended June 30, 2014 was impacted by the low premium volume remaining within the segment which resulted from the Cut-Through Reinsurance Agreement that was executed in the first quarter of 2014.

The net calendar year loss ratios were 123.1% and 127.9% for the six months ended June 30, 2014 and 2013, respectively. The accident year loss ratios for the six months ended June 30, 2014 and 2013 were 82.7% and 63.3%, respectively. The net loss ratio for the six months ending June 30, 2014 was impacted by the substantial reduction in net earned premium due to increased cessions to quota share reinsurance including the Cut-Through Reinsurance Agreement, and by an increase to the net unallocated loss adjustment expense ratio which is partially offset by ceding commission revenue. Incurred loss and LAE attributable to insured events of prior accident years was $37.1 million for the six months ended June 30, 2014. The increase in ultimate loss estimates arose primarily from higher than expected reported loss activity for the CMP Liability, Commercial Auto Liability, Other Liability, and Workers Compensation lines of business. The net loss ratio for the six months ended June 30, 2014 was impacted by the low premium volume remaining within the segment which resulted from the Cut-Through Reinsurance Agreement that was in executed in the first quarter of 2014.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, decreased by $57.6 million, or 61.5% for the three months ended June 30, 2014 compared to the same period in 2013. The net underwriting expense ratio increased 51.8 percentage points for the three months ended June 30, 2014 from the same period in 2013. The increase in the underwriting expense ratio is primarily attributable to the reduction in net premiums earned resulting from the Cut-Through Reinsurance Agreement.

The gross underwriting expense ratio, which excludes the effect of the Cut-Through Reinsurance Agreement, was 28.8% for the three months ended June 30, 2014 compared to 34.5% in the same period in 2013. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 15.9% for the three months ended June 30, 2014 compared to 16.9% for the same period in 2013. The OUE ratio, including BB&T, was 12.9% for the three months ended June 30, 2014 compared to 17.6% for the same period in 2013. The decrease in the OUE ratio is due to a decline in direct earned premium. Direct earned premiums declined as a result of the rating agency downgrades in the fourth quarter of 2013 and first quarter of 2014.

Underwriting expenses decreased by $98.8 million, or 53.2% for the six months ended June 30, 2014 compared to the same period in 2013. The net underwriting expense ratio increased 50.2 percentage points for the six months ended June 30, 2014 from the same period in 2013. The increase in the underwriting expense ratio is primarily attributable to the reduction in net premiums earned resulting from the Cut-Through Reinsurance Agreement.

The gross underwriting expense ratio, which excludes the effect of the Cut-Through Reinsurance Agreement, was 30.9% for the six months ended June 30, 2014 compared to 33.8% in the same period in 2013. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 15.8% for the six months ended June 30, 2014 compared to 16.6% for the same period in 2013. The OUE ratio, including BB&T, was 15.1% for the six months ended June 30, 2014 compared to 17.1% for the same period in 2013. The decrease in the OUE ratio is due to a decline in direct earned premium. Direct earned premiums declined as a result of the rating agency downgrades in the fourth quarter of 2013 and first quarter of 2014.

Underwriting profit (loss) and combined ratio. The underwriting loss and net combined ratios for the three months ended June 30, 2014 were $(46.1) million and 228.4%, respectively, compared to $(322.8) million and 230.4%, respectively, for the same period in 2013. The reduction in underwriting losses and combined ratio in the second quarter of 2014 is primarily attributable to the significant reserve development recorded in the second quarter of 2013, compared to the reserve development in 2014, offset by the decline in premiums earned, offset slightly by an increase in ceding commission revenue, as discussed above.

The underwriting loss and net combined ratios for the six months ended June 30, 2014 were $(101.7) million and 210.9%, respectively, compared to $(331.8) million and 165.5%, respectively, for the same period in 2013. The reduction in underwriting losses and increase in combined ratio in the first six months of 2014 is primarily attributable to the significant reserve development recorded in the second quarter of 2013, compared to the reserve development in 2014, offset by the decline in premiums earned, offset slightly by an increase in ceding commission revenue, as discussed above.

Assumed Reinsurance Segment Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2014	2013	Change	Percent	2014	2013	Change	Percent
Net premiums written	$22,173	$42,410	$(20,237)	-47.7%	$46,813	$143,580	$(96,767)	-67.4%
Revenues
Net premiums earned	$15,532	$45,548	$(30,016)	-65.9%	$31,565	$94,913	$(63,348)	-66.7%
Total revenue	15,532	45,548	(30,016)	-65.9%	31,565	94,913	(63,348)	-66.7%
Expenses
Net loss and loss adjustment expenses	5,407	28,088	(22,681)	-80.7%	7,815	47,448	(39,633)	-83.5%
Underwriting expenses
Commission expenses	7,348	25,223	(17,875)	-70.9%	5,051	42,390	(37,339)	-88.1%
Other underwriting expenses	1,898	1,519	379	25.0%	5,067	2,145	2,922	136.2%
Total underwriting expenses	9,246	26,742	(17,496)	-65.4%	10,118	44,535	(34,417)	-77.3%
Underwriting profit (loss)	$879	$(9,282)	$10,161	-109.5%	$13,632	$2,930	$10,702	365.3%

Ratios
Net loss and LAE	34.8%	61.7%			24.8%	50.0%
Net underwriting expenses	59.5%	58.7%			32.1%	46.9%
Net Combined	94.3%	120.4%			56.9%	96.9%

Assumed Reinsurance Segment Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Premiums. Net premiums written for the three months ended June 30, 2014 decreased $20.2 million and net premiums earned for the three months ended June 30, 2014 decreased $30.0 million compared to the same period in 2013. The decrease in the three months ended June 30, 2014 net premiums written and earned is attributable to the reduction in Lloyd’s Syndicate assumed reinsurance agreements executed by Tower in 2014. This is a result of the significant business developments that impacted Tower in 2013, including the rating agency downgrades which resulted in Tower not having the financial flexibility to continue to support this business. All of the Lloyd’s Syndicate assumed reinsurance business requires Tower to fund collateral in proportion to premiums assumed under the treaties, and currently Tower is unable to secure many treaties that it may still find attractive from an underwriting basis.

Net premiums written for the six months ended June 30, 2014 decreased $96.8 million and net premiums earned for the six months ended June 30, 2014 decreased $63.3 million compared to the same period in 2013. The decrease in the six months ended June 30, 2014 net premiums written and earned is attributable to the reduction in Lloyd’s Syndicate assumed reinsurance agreements executed by Tower in 2014. This is a result of the significant business developments that impacted Tower in 2013, including the rating agency downgrades which resulted in Tower not having the financial flexibility to continue to support this business.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 34.8% and 61.7% for the three months ended June 30, 2014 and 2013, respectively. The accident year loss ratios for the three months ended June 30, 2014 and 2013 were 51.1% and 41.5%, respectively. Incurred losses and LAE attributable to insured events of prior years had a favorable loss development of $2.5 million for the three months ended June 30, 2014. The favorable development was primarily attributable to reduced ultimate loss estimates on several assumed reinsurance contracts covering property risks.

The net calendar year loss ratios were 24.8% and 50.0% for the six months ended June 30, 2014 and 2013, respectively. The accident year loss ratios for the six months ended June 30, 2014 and 2013 were 44.1% and 41.2%, respectively. Incurred losses and LAE attributable to insured events of prior years had a favorable loss development of $6.1 million for the six months ended June 30, 2014. The favorable development was primarily attributable to reduced ultimate loss estimates on several assumed reinsurance contracts covering property risks

Underwriting expenses. Underwriting expenses, which include assumed commissions and other underwriting expenses, decreased by $17.5 million, or 65.4% for the three months ended June 30, 2014 compared to the same period in 2013. The net underwriting expense ratio increased 0.8 percentage points for the three months ended June 30, 2014 from the same period in 2013. The increase in expense ratio is directly attributable to the decline in earned premiums. Nearly all of the assumed reinsurance segment expenses are commission related, and directly related to the volume of business earned. The assumed reinsurance segment has relatively low OUE and fixed overhead costs.

The gross underwriting expense ratio was 64.2% for the three months ended June 30, 2014 compared to 58.5% in the same period in 2013. The assumed commission portion of the gross underwriting expense ratio, which is expressed as a percentage of assumed premiums earned, was 51.0% for the three months ended June 30, 2014 compared to 55.2% for the same period in 2013.

Underwriting expenses decreased by $34.4 million, or 77.3% for the six months ended June 30, 2014 compared to the same period in 2013. The net underwriting expense ratio decreased 14.8 percentage points for the six months ended June 30, 2014 from the same period in 2013. The decline in expense ratio is directly attributable to the decline in earned premiums.

The gross underwriting expense ratio was 28.6% for the six months ended June 30, 2014 compared to 46.8% in the same period in 2013. The assumed commission portion of the gross underwriting expense ratio, which is expressed as a percentage of assumed premiums earned, was 14.3% for the six months ended June 30, 2014 compared to 44.6% for the same period in 2013. The assumed commission expense in the first six months of 2014 includes favorable movement for the change in estimate for prior period profit commission calculations and a reversal of an accrual for federal excise taxes for certain premiums that were returned from our Bermuda based insurance subsidiaries back to our U.S. based subsidiaries (which were recorded in the first quarter of 2014). These premiums were ceded to our Bermuda based insurance subsidiaries in 2013.

Underwriting profit (loss) and combined ratio. The underwriting gain and net combined ratio for the three months ended June 30, 2014 was $0.9 million and 94.3%, respectively, compared to $(9.3) million and 120.4%, respectively, for the same period in 2013. The increase in the underwriting gain is a result of the reduced net loss ratio in 2014.

The underwriting gain and net combined ratio for the six months ended June 30, 2014 was $13.6 million and 56.9%, respectively, compared to $2.9 million and 96.9%, respectively, for the same period in 2013. The increase in the underwriting gain is a result of the reduced net loss ratio in 2014.

Personal Insurance Segment Results of Operations

	Three Months Ended June 30,
	2014			2013
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$3,292	$41,801	$45,093	$88,185	$42,775	$130,960	$(85,867)	-65.6%
Revenues
Net premiums earned	$3,112	$40,127	$43,239	$83,512	$41,809	$125,321	$(82,082)	-65.5%
Ceding commission revenue	14,168	1,874	16,042	2,836	3,168	6,004	10,038	167.2%
Policy billing fees	1,358	137	1,495	1,865	34	1,899	(404)	-21.3%
Total revenue	18,638	42,138	60,776	88,213	45,011	133,224	(72,448)	-54.4%
Expenses
Net loss and loss adjustment expenses	12,268	28,333	40,601	39,063	22,457	61,520	(20,919)	-34.0%
Underwriting expenses
Commission expenses	6,737	7,426	14,163	17,154	7,725	24,879	(10,716)	-43.1%
Other underwriting expenses	10,420	11,829	22,249	17,857	14,933	32,790	(10,541)	-32.1%
Total underwriting expenses	17,157	19,255	36,412	35,011	22,658	57,669	(21,257)	-36.9%
Underwriting profit (loss)	$(10,787)	$(5,450)	$(16,237)	$14,139	$(104)	$14,035	$(30,272)	-215.7%

Ratios
Net loss and LAE	394.2%	70.6%	93.9%	46.8%	53.7%	49.1%
Net underwriting expenses	52.4%	43.0%	43.7%	36.3%	46.5%	39.7%
Net Combined	446.6%	113.6%	137.6%	83.1%	100.2%	88.8%

Personal Insurance Segment Results of Operations (continued)

	Six Months Ended June 30,
	2014			2013
($ in millions)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$(135,435)	$80,151	$(55,284)	$125,933	$79,901	$205,834	(261,118)	-126.9%
Revenues
Net premiums earned	$3,975	$79,002	$82,977	$156,612	$82,812	$239,424	(156,447)	-65.3%
Ceding commission revenue	20,511	3,954	24,465	6,901	4,092	10,993	13,472	122.6%
Policy billing fees	2,654	241	2,895	3,342	337	3,679	(784)	-21.3%
Total revenue	27,140	83,197	110,337	166,855	87,241	254,096	(143,759)	-56.6%
Expenses
Net loss and loss adjustment expenses	18,518	58,265	76,783	83,034	57,855	140,889	(64,106)	-45.5%
Underwriting expenses
Commission expenses	8,272	14,975	23,247	31,776	14,124	45,900	(22,653)	-49.4%
Other underwriting expenses	27,421	25,323	52,744	35,889	27,992	63,881	(11,137)	-17.4%
Total underwriting expenses	35,693	40,298	75,991	67,665	42,116	109,781	(33,790)	-30.8%
Underwriting profit (loss)	$(27,071)	$(15,366)	$(42,437)	$16,156	$(12,730)	$3,426	$(45,863)	-1338.7%

Ratios
Net loss and LAE	465.9%	73.8%	92.5%	53.0%	69.9%	58.8%
Net underwriting expenses	315.2%	45.7%	58.6%	36.7%	45.5%	39.7%
Net combined	781.1%	119.5%	151.1%	89.7%	115.4%	98.5%

Personal Insurance Segment Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Premiums. Net premiums written for the three months ended June 30, 2014 decreased $85.9 million and net premiums earned for the three months ended June 30, 2014 decreased $82.1 million compared to the same period in 2013. These declines are attributable primarily to the Cut-Through Reinsurance Agreement executed in the first quarter of 2014 and the transfer of the December 31, 2013 unearned premium reserve of $133.7 million. (The unearned premium reserve of $133.7 million was recorded as gross premiums written in 2013, and ceded premiums written in 2014.) In addition, as a result of the rating agency downgrades, Tower’s written and earned premiums have declined in 2014 compared to 2013.

Net premiums written for the six months ended June 30, 2014 decreased $261.1 million and net premiums earned for the six months ended June 30, 2014 decreased $156.4 million compared to the same period in 2013. These declines are attributable primarily to the Cut-Through Reinsurance Agreement executed in the first quarter of 2014 and the transfer of the December 31, 2013 unearned premium reserve of $133.7 million. (The unearned premium reserve of $133.7 million was recorded as gross premiums written in 2013, and ceded premiums written in 2014.) In addition, as a result of the rating agency downgrades, Tower’s written and earned premiums have declined in 2014 compared to 2013.

Ceding commission revenue. Ceding commission revenue increased by $10.0 million for the three months ended June 30, 2014 compared to the same period in 2013. The increase was the result of (i) the Cut-Through Reinsurance Agreement and (ii) a new homeowners quota share treaty executed in the fourth quarter of 2013.

Ceding commission revenue increased by $13.5 million for the six months ended June 30, 2014 compared to the same period in 2013. The increase was the result of (i) the Cut-Through Reinsurance Agreement and (ii) a new homeowners quota share treaty executed in the fourth quarter of 2013.

Net loss and loss adjustment expenses. For Personal Insurance, including the Reciprocal Exchanges, the net calendar year loss ratios were 93.9% and 49.1% for the three months ended June 30, 2014 and 2013, respectively. The accident year loss ratios for the three months ended June 30, 2014 and 2013 were 86.0% and 58.2%, respectively. The net loss ratio excluding the Reciprocal Exchanges for the period ending June 30, 2014 was impacted by the substantial reduction in net earned premium due to increased cessions to quota share reinsurance including the Cut-Through Reinsurance Agreements, and by an increase to the net unallocated loss adjustment expense ratio which is partially offset by ceding commission revenue. Estimates of prior accident year loss and loss expenses increased by $14.9 million for the three months ended June 30, 2014.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 394.2% and 46.8% for the three months ended June 30, 2014 and 2013, respectively. The accident year loss ratios for the three months ended June 30, 2014 and 2013 were 256.1% and 52.8%, respectively. Estimates of prior accident year loss and loss expenses increased by $9.4 million for the three months ended June 30, 2014. The net loss ratio for the period ending June 30, 2014 was impacted by the low premium volume remaining within the segment which resulted from the Cut-Through Reinsurance Agreement that was in place for the quarter. The Reciprocal Exchanges’ net calendar year loss ratios were 70.6% and 53.7% for the three months ended June 30, 2014 and 2013, respectively. The accident year loss ratios for the three months ended June 30, 2014 and 2013 were 72.8% and 69.0%, respectively. Estimates of prior accident year loss and loss adjustment expenses increased by $5.5 million for the three months ended June 30, 2014.

For Personal Insurance, including the Reciprocal Exchanges, the net calendar year loss ratios were 92.5% and 58.8% for the six months ended June 30, 2014 and 2013, respectively. The accident year loss ratios for the six months ended June 30, 2014 and 2013 were 89.4% and 62.4%, respectively. The net loss ratio excluding the Reciprocal Exchanges for the period ending June 30, 2014 was impacted by the substantial reduction in net earned premium due to increased cessions to quota share reinsurance including the Cut-Through Reinsurance Agreements, and by an increase to the net unallocated loss adjustment expense ratio which is partially offset by ceding commission revenue. Estimates of prior accident year loss and loss expenses increased by $11.2 million for the six months ended June 30, 2014.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 465.9% and 53.0% for the six months ended June 30, 2014 and 2013, respectively. The accident year loss ratios for the six months ended June 30, 2014 and 2013 were 354.2% and 58.6%, respectively. Estimates of prior accident year loss and loss expenses increased by $13.2 million for the six months ended June 30, 2014. The net loss ratio for the period ending June 30, 2014 was impacted by the low premium volume remaining within the segment which resulted from the Cut-Through Reinsurance Agreement that was in place for the quarter. The Reciprocal Exchanges’ net calendar year loss ratios were 73.8% and 69.9% for the six months ended June 30, 2014 and 2013, respectively. The accident year loss ratios for the six months ended June 30, 2014 and 2013 were 76.1% and 69.7%, respectively. Estimates of prior accident year loss and loss adjustment expenses decreased by $2.0 million for the six months ended June 30, 2014.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, decreased $21.3 million or 36.9% for the three months ended June 30, 2014 compared to the same period in 2013. The net underwriting expense ratio increased 4.0 percentage points in the three months ended June 30, 2014 compared to the same period in 2013. The increase in the underwriting expense ratio is primarily attributable to the reduction in net premiums earned resulting from the Cut-Through Reinsurance Agreement.

The gross underwriting expense ratio, which excludes the effect of the Cut-Through Reinsurance Agreement, was 31.5% and 32.8% for the three months ended June 30, 2014 and 2013, respectively. The commission portion of the gross underwriting expense ratio was 16.0% and 14.3% for the three months ended June 30, 2014 and 2013, respectively. The gross OUE ratio, which includes BB&T, was 15.4% and 18.5% for the three months ended June 30, 2014 and 2013, respectively. The decrease in the OUE ratio is due to a decline in direct earned premiums. Direct earned premiums declined as a result of the rating agency downgrades in the fourth quarter of 2013 and first quarter of 2014.

Underwriting expenses decreased $33.8 million or 30.8% for the six months ended June 30, 2014 compared to the same period in 2013. The net underwriting expense ratio increased 18.9 percentage points in the six months ended June 30, 2014 compared to the same period in 2013. The increase in the underwriting expense ratio is primarily attributable to the reduction in net premiums earned resulting from the Cut-Through Reinsurance Agreement.

The gross underwriting expense ratio, which excludes the effect of the Cut-Through Reinsurance Agreement, was 35.6% and 34.0% for the six months ended June 30, 2014 and 2013, respectively. The commission portion of the gross underwriting expense ratio was 16.9% and 15.1% for the six months ended June 30, 2014 and 2013, respectively. The gross OUE ratio, which includes BB&T, was 18.7% and 18.8% for the six months ended June 30, 2014 and 2013, respectively. The decrease in the OUE ratio is due to a decline in direct earned premiums. Direct earned premiums declined as a result of the rating agency downgrades in the fourth quarter of 2013 and first quarter of 2014.

Underwriting profit (loss) and combined ratio. The underwriting gains (loss) and net combined ratio was $(16.2) million and 137.6%, respectively, for the three months ended June 30, 2014 compared to $14.0 million and 88.8%, respectively, for the same period in 2013. The change in underwriting losses and combined ratio in the second quarter of 2014 is primarily attributable to the adverse loss development recorded, in addition to the decline in premiums earned, offset slightly by an increase in ceding commission revenue, as discussed above.

The underwriting gains (loss) and net combined ratio was $(42.4) million and 151.1%, respectively, for the six months ended June 30, 2014 compared to $3.4 million and 98.5%, respectively, for the same period in 2013. The increase in underwriting losses and combined ratio in the second quarter of 2014 is primarily attributable to the adverse loss development recorded, in addition to the decline in premiums earned, offset slightly by an increase in ceding commission revenue, as discussed above.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of June 30, 2014 and December 31, 2013:

	Cost or	Gross	Gross Unrealized Losses			% of
($ in thousands)	Amortized Cost	Unrealized Gains	Less than 12 Months	More than 12 Months	Fair Value	Fair Value
June 30, 2014
U.S. Treasury securities	$457,224	$1,236	$(23)	$(2,974)	$455,463	31.4%
U.S. Agency securities	98,877	1,313	(3)	(25)	100,162	6.9%
Municipal bonds	237,595	11,312	(14)	(688)	248,205	17.1%
Corporate and other bonds	344,354	10,383	(94)	(617)	354,026	24.4%
Commercial, residential and asset-backed securities	270,495	6,779	(248)	(503)	276,523	19.0%
Total fixed-maturity securities	1,408,545	31,023	(382)	(4,807)	1,434,379	98.8%
Equity securities	16,120	250	-	(807)	15,563	1.1%
Short-term investments	2,000	-	-	-	2,000	0.1%
Total, June 30, 2014	$1,426,665	$31,273	$(382)	$(5,614)	$1,451,942	100.0%
Tower	$1,199,489	$23,721	$(343)	$(4,740)	$1,218,128
Reciprocal Exchanges	227,176	7,552	(39)	(874)	233,814
Total, June 30, 2014	$1,426,665	$31,273	$(382)	$(5,614)	$1,451,942
December 31, 2013
U.S. Treasury securities	$370,959	$729	$(7,726)	$-	$363,962	20.7%
U.S. Agency securities	110,362	1,420	(561)	-	111,221	6.3%
Municipal bonds	277,382	7,981	(5,056)	(1,201)	279,106	15.9%
Corporate and other bonds	512,444	19,424	(4,360)	(1,566)	525,942	30.0%
Commercial, residential and asset-backed securities	342,487	23,083	(1,644)	(1,462)	362,464	20.7%
Total fixed-maturity securities	1,613,634	52,637	(19,347)	(4,229)	1,642,695	93.6%
Equity securities	97,708	11,486	(2,313)	(251)	106,630	6.1%
Short-term investments	5,925	-	(28)	-	5,897	0.3%
Total, December 31, 2013	$1,717,267	$64,123	$(21,688)	$(4,480)	$1,755,222	100.0%
Tower	$1,465,039	$56,480	$(19,335)	$(2,034)	$1,500,150
Reciprocal Exchanges	252,228	7,643	(2,353)	(2,446)	255,072
Total, December 31, 2013	$1,717,267	$64,123	$(21,688)	$(4,480)	$1,755,222

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, Moody’s and Fitch, was AA- at June 30, 2014 and A+ at December 31, 2013. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
June 30, 2014
Rating
U.S. Treasury securities	$432,614	36.0%	$22,849	9.9%
AAA	90,032	7.5%	33,718	14.6%
AA	448,077	37.2%	30,740	13.3%
A	193,217	16.1%	67,693	29.3%
BBB	29,890	2.5%	46,329	20.1%
Below BBB	9,509	0.7%	29,711	12.8%
Total	$1,203,339	100.0%	$231,040	100.0%
December 31, 2013
Rating
U.S. Treasury securities	$347,897	25.0%	$16,065	6.4%
AAA	100,429	7.2%	44,157	17.5%
AA	429,975	31.0%	32,617	12.8%
A	229,774	16.5%	75,911	30.1%
BBB	131,596	9.5%	51,028	20.2%
Below BBB	150,475	10.8%	32,771	13.0%
Total	$1,390,146	100.0%	$252,549	100.0%

Municipal Bonds

As of June 30, 2014, our municipal bonds consisted of state general obligations, municipal general obligations and special revenue bonds. Municipal bonds by state at June 30, 2014 are as follows:

	State General		Municipal General		Special
	Obligations		Obligations		Revenue Bonds		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Texas	$4,344	$4,678	$500	$542	$30,535	$32,437	$35,379	$37,657
New York	4,521	4,523	9,226	9,744	16,915	17,765	30,662	32,032
California	11,022	11,901	11,322	11,625	2,744	2,843	25,088	26,369
New Jersey	-	-	5,203	5,073	5,139	5,508	10,342	10,581
Arizona	2,919	3,169	-	-	8,751	9,411	11,670	12,580
Wisconsin	9,478	9,679	1,417	1,456	250	265	11,145	11,400
Florida	-	-	-	-	10,923	12,032	10,923	12,032
Washington	7,105	7,044	-	-	1,241	1,276	8,346	8,320
Missouri	7,372	7,536	-	-	-	-	7,372	7,536
Indiana	-	-	-	-	7,397	7,913	7,397	7,913
Massachusetts	-	-	-	-	8,525	8,709	8,525	8,709
Illinois	798	807	6,694	7,122	297	298	7,789	8,227
Other	18,782	19,115	20,103	20,532	24,072	25,202	62,957	64,849
Total	$66,341	$68,452	$54,465	$56,094	$116,789	$123,659	$237,595	$248,205

No one jurisdiction within “Other” in the table above exceeded 3% of the total fair value of municipal bonds. As of June 30, 2014, the special revenue bonds are supported primarily by water and sewer utilities, electric utilities, college revenues and highway tolls.

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

As of June 30, 2014, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

At June 30, 2014, securities with a fair value of $18.7 million included in other invested assets and 1 private convertible bond with a fair value of $2.4 million included in fixed maturity investments were priced in Level 3.

As more fully described in “Note 5 – Investments – Impairment Review” to our consolidated financial statements, we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment.

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

The following table presents information regarding our invested assets that were in an unrealized loss position at June 30, 2014 and December 31, 2013 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
June 30, 2014
U.S. Treasury securities	$24,975	$(23)	$184,185	$(2,974)	$209,160	$(2,997)
U.S. Agency securities	2,495	(3)	2,254	(25)	4,749	(28)
Municipal bonds	4,946	(14)	34,090	(688)	39,036	(702)
Corporate and other bonds
Finance	19,851	(33)	7,994	(113)	27,845	(146)
Industrial	15,849	(61)	7,666	(158)	23,515	(219)
Utilities	-	-	10,600	(346)	10,600	(346)
Commercial mortgage-backed securities	4,442	(24)	18,240	(235)	22,682	(259)
Residential mortgage-backed securities
Agency backed	4,231	(6)	10,416	(268)	14,647	(274)
Non-agency backed	-	-	-	-	-	-
Asset-backed securities	52,777	(218)	-	-	52,777	(218)
Total fixed-maturity securities	129,566	(382)	275,445	(4,807)	405,011	(5,189)
Preferred stocks	-	-	10,889	(807)	10,889	(807)
Common stocks	-	-	-	-	-	-
Short-term investments	-	-	-	-	-	-
Total, June 30, 2014	$129,566	$(382)	$286,334	$(5,614)	$415,900	$(5,996)
Tower	$118,219	$(343)	$241,468	$(4,740)	$359,687	$(5,083)
Reciprocal Exchanges	11,347	(39)	44,866	(874)	56,213	(913)
Total, June 30, 2014	$129,566	$(382)	$286,334	$(5,614)	$415,900	$(5,996)

December 31, 2013
U.S. Treasury securities	$273,217	$(7,726)	$-	$-	$273,217	$(7,726)
U.S. Agency securities	51,808	(561)	-	-	51,808	(561)
Municipal bonds	109,345	(5,056)	4,268	(1,201)	113,613	(6,257)
Corporate and other bonds
Finance	37,811	(1,005)	335	(23)	38,146	(1,028)
Industrial	124,869	(2,550)	10,023	(458)	134,892	(3,008)
Utilities	27,698	(805)	7,292	(1,085)	34,990	(1,890)
Commercial mortgage-backed securities	26,469	(597)	20,397	(1,157)	46,866	(1,754)
Residential mortgage-backed securities
Agency backed	37,660	(925)	5,166	(293)	42,826	(1,218)
Non-agency backed	1,027	(19)	182	(12)	1,209	(31)
Asset-backed securities	32,461	(103)	-	-	32,461	(103)
Total fixed-maturity securities	722,365	(19,347)	47,663	(4,229)	770,028	(23,576)
Preferred stocks	10,538	(2,285)	6,154	(251)	16,692	(2,536)
Common stocks	7,125	(28)	-	-	7,125	(28)
Short-term investments	3,897	(28)	-	-	3,897	(28)
Total, December 31, 2013	$743,925	$(21,688)	$53,817	$(4,480)	$797,742	$(26,168)
Tower	$663,127	$(19,335)	$23,096	$(2,034)	$686,223	$(21,369)
Reciprocal Exchanges	80,798	(2,353)	30,721	(2,446)	111,519	(4,799)
Total, December 31, 2013	$743,925	$(21,688)	$53,817	$(4,480)	$797,742	$(26,168)

The following table shows the fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of June 30, 2014:

		Unrealized Loss
			Percent of	Fair Value by Security Rating
($ in thousands)	Fair Value	Amount	Amortized Cost	AAA	AA	A	BBB	BB or Lower
U.S. Treasury securities	$209,160	$(2,997)	-1%	0%	100%	0%	0%	0%
U.S. Agency securities	4,749	(28)	-1%	0%	100%	0%	0%	0%
Municipal bonds	39,036	(702)	-2%	17%	68%	15%	0%	0%
Corporate and other bonds	61,960	(711)	-1%	0%	2%	79%	16%	4%
Commercial mortgage-backed securities	22,682	(259)	-1%	51%	0%	49%	0%	0%
Residential mortgage-backed securities	14,647	(274)	-2%	0%	100%	0%	0%	0%
Asset-backed securities	52,777	(218)	0%	100%	0%	0%	0%	0%
Equities	10,889	(807)	-7%	0%	0%	0%	100%	0%

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Six Months Ended June 30,
($ in thousands)	2014	2013
Cash provided by (used in):
Operating activities	$(450,238)	$(21,492)
Investing activities	393,960	57,569
Financing activities	27,230	(20,058)
Net increase (decrease) in cash and cash equivalents	(29,048)	16,019
Cash and cash equivalents, beginning of year	293,898	83,800
Cash and cash equivalents, end of period	$264,850	$99,819

Comparison of Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, net cash used in operating activities was $450.2 million compared to net cash used in operations of $21.5 million for the same period in 2013. The increase in cash used by operating activities in the first six months of 2014 is attributable to the payment of losses associated with periods prior to December 31, 2013 and to the reinsurance of substantially all of the Company’s business in 2014 resulting from the Cut-Through Reinsurance Agreements. The Company’s operating expenses are greater than the ceding commissions generated from the Cut-Through Reinsurance Agreements and the net investment income earned on the investment portfolio. Paid losses from years prior to 2014 were $361.8 million, and these paid losses are uses of operating cash.

Net cash flows provided by investing activities were $394.0 million for the six months ended June 30, 2014 compared to $57.6 million provided in the six months ended June 30, 2013. The increase in cash provided by investing activities is the result of Tower disposing of securities to transfer cash pursuant to the Cut-Through Reinsurance Agreements.

The net cash flows provided by financing activities for the six months ended June 30, 2014 are primarily the result of the return of assets under the cancelled Southport Re Quota Share treaty. The Company used deposit accounting for this treaty, and, as such, changes in the deposit account are reflected as financing activities. In the six months ended June 30, 2013, the Company’s financing cash outflows reflected $16.7 million of dividends paid and $5.9 million for treasury-stock acquired in share-based compensation plans.

Current cash flow needs at the Holding Company level are primarily for interest and principal payments on the outstanding debt and other administrative expenses incurred by the Holding Company.

Statutory Capital

See “Note 1 – Nature of Business, Statutory Capital” in the Notes to the Consolidated Financial Statements for information relating to significant business developments and risks and uncertainties impacting Tower’s U.S. based and Bermuda based insurance subsidiaries.

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At June 30, 2014 and December 31, 2013, our capital resources were as follows:

($ in thousands)	June 30, 2014	December 31, 2013
Subordinated debentures	235,058	235,058
Convertible Senior Notes	149,315	147,712
Tower Group International, Ltd. shareholders’ equity	(10,974)	95,551
Total capitalization	$373,399	$478,321

The Company’s total capitalization declined $104.9 million, or 21.9%, from December 31, 2013 to June 30, 2014. This decline is primarily a result of Tower’s net loss in the first six months of 2014.

The Company has entered into the ACP Re Merger Agreement to address the 2013 and 2014 reduction in capital. In the event that the ACP Re Merger Agreement does not close, Tower’s production of new and renewal business will continue to be unfavorably impacted. See “Note 1 – Nature of Business, Proposed Merger with ACP Re” and “Note 1 – Nature of Business, Going Concern” in the Notes to the Consolidated Financial Statements for further detail.

The Company’s plan to repay TGI’s $150 million Convertible Senior Notes (due September 2014) is also related to the closing of the ACP Re Merger Agreement with ACP Re. If the Merger with ACP Re does not close prior to September 15, 2014, the maturity date of the Notes, the Company will not have adequate liquidity to pay principal and accrued interest that would be due to holders of the Notes on such date. The Company is evaluating its options with respect to the Notes, including, without limitation, a possible restructuring of the terms of the Notes, the issuance of securities in exchange for the Notes or a possible tender offer for the Notes which tender would be intended to close on or promptly after the closing of the ACP Re merger. No assurances can be given that the Company will attempt to implement any of these options and, even if the Company attempts to implement any of these options, that any such implementation will be successful.

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

Adoption of New Accounting Pronouncements

For a discussion of accounting standards, see “Note 2 – Accounting Policies and Basis of Presentation” of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that the way we manage them, and sensitivity to changes in interest rates, changes in credit quality of issuers of investment securities, and changes in equity price risks are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in the three and six months ended June  30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as described in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered under this report. Based on their evaluation, the Company’s CEO and CFO concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

The Company’s CEO and CFO, in consultation with the Audit Committee, has concluded that as a result of control deficiencies listed above, and the fact that these control deficiencies could result in misstatements of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, that these control deficiencies constitute material weaknesses and as a result that its internal control over financial reporting was not effective as of June 30, 2014.

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

(ii)	Management is designing enhanced controls to ensure long-lived tangible and intangible assets are evaluated timely for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

(iii)	Management is developing a more formal recertification process for its information technology group that encompasses privilege at a financially significant level rather that at an application level.

(iv)	Management will explicitly incorporate the duration of tax assets and liabilities into its valuation allowance calculation and will work to improve the accuracy of the reconciliations of tax bases and statutory/GAAP bases.

(v)	Management is evaluating and realigning the resource allocation within the financial processes, including the use of consulting specialists, to ensure appropriate and timely completion and review of account reconciliations and the evaluation of unique accounting situations that arise from recent events.

(iv)	On January 3, 2014, Tower entered into an Agreement and Plan of Merger (“ACP Re Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, it is expected that Merger Sub will merge with and into Tower, with Tower as the surviving corporation in the merger and a wholly owned subsidiary of ACP Re. The transaction is expected to close in the third quarter of 2014, subject to the satisfaction or waiver of the closing conditions contained in the ACP Re Merger Agreement. ACP Re is a Bermuda based reinsurance company. The controlling shareholder of ACP Re is a trust established by the founder of AmTrust Financial Services, Inc. (“AmTrust”), National General Holdings Corporation (“NGHC”) and Maiden Holdings, Ltd. Upon the consummation of the merger agreement, the Company believes it will have an enhanced ability to attract financial and operations personnel.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the six months ended June 30, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting, except for the following:

(i)	Changes management has begun to implement to address the material weaknesses, as discussed in “Evaluation of Disclosure Controls and Procedures” above. The implementation of the remediation activities began with minimal changes to the control activities during the first six months of 2014

(ii)	On January 3, 2014, Tower entered into an Agreement and Plan of Merger (“ACP Re Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, it is expected that Merger Sub will merge with and into Tower, with Tower as the surviving corporation in the merger and a wholly owned subsidiary of ACP Re. The transaction is expected to close in the third quarter of 2014, subject to the satisfaction or waiver of the closing conditions contained in the ACP Re Merger Agreement. ACP Re is a Bermuda based reinsurance company. The controlling shareholder of ACP Re is a trust established by the founder of AmTrust Financial Services, Inc. (“AmTrust”), National General Holdings Corporation (“NGHC”) and Maiden Holdings, Ltd. Since the merger announcement, the Company has experienced more significant turnover in its accounting and operations units than in recent history, and it has found replacing such personnel to be difficult because the merger agreement is still pending completion.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 20, 2013, Robert P. Lang, a purported shareholder of Tower Group International Ltd. (“Tower”), filed a purported class action complaint (the “Lang Complaint”) against Tower and certain of its current and former officers in the United States District Court for the Southern District of New York. The Lang Complaint alleges that Tower and certain of its current and former officers violated federal securities laws and seeks unspecified damages. On September 3, 2013, a second purported shareholder class action complaint was filed by Dennis Feighay, another purported Tower shareholder, containing similar allegations to those set forth in the Lang Complaint (the “Feighay Complaint”). On October 4, 2013, a third complaint was filed by Sanju Sharma (the “Sharma Complaint”). The Sharma Complaint names as defendants Tower and certain of its current and former officers, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between May 10, 2011 and September 17, 2013. On October 18, 2013, an amended complaint was filed in the Sharma case (the “Sharma Amended Complaint”). The Sharma Amended Complaint alleges additional false and misleading statements, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between March 1, 2011 and October 7, 2013. On October 21, 2013, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. On June 17, 2014, the United States District Court for the Southern District of New York issued an order consolidating the Lang, Feighay, and Sharma actions (hereinafter the “Consolidated Securities Action”) and appointing Adar Enhanced Investment Fund, Ltd. and Adar Investment Fund, Ltd. (the “Adar Funds”) and Jacksonville Police and Fire Pension Fund, Oklahoma Firefighters Pension and Retirement System, and the Kansas City, Missouri Employees’ Retirement System (the “Public Pension Funds”) as co-lead plaintiffs in the Consolidated Securities Action and Bernstein Liebhard LLP, Saxena White P.A., and Bernstein Litowitz Berger & Grossmann LLP as co-lead counsel. On July 1, 2014, the Court entered a stipulation and order providing for the co-lead plaintiffs to file a Consolidated Class Action Complaint on August 22, 2014. The Company believes that it is not probable that the Consolidated Securities Action will result in a loss, and if it would result in a loss, that the amount of any such loss cannot reasonably be estimated.

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

On March 24, 2014, two purported shareholders of the Company filed a purported class action and shareholder derivative complaint against the Company, certain of its current and former officers and directors, and Tower Group, Inc., in the Supreme Court of the State of New York, County of New York (the “Bekkerman Complaint” and, together with the Wilson Amended Complaint and the Raul Complaint, the “Merger Complaints”). The Bekkerman Complaint alleges, among other things, that the members of the Company’s board of directors breached their fiduciary duties owed to the shareholders of the Company by failing to exercise appropriate oversight over the conduct of the Company’s business, awarding Michael Lee excessive compensation, approving the Company’s entry into the ACP Re Merger Agreement, failing to take steps to maximize the value of the Company to its public shareholders, and misrepresenting or omitting material information in connection with the proposed transaction, and that the Company and Tower Group, Inc. aided and abetted such breaches of fiduciary duties. The Bekkerman Complaint also alleges, among other things, that Lee was unjustly enriched as a result of the compensation he received while allegedly breaching his fiduciary duties and by selling stock while in the possession of material, adverse, non-public information. The Bekkerman Complaint seeks, among other things, an award of money damages, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction, rescission of the ACP Re Merger Agreement to the extent already implemented, and other forms of equitable relief. On May 16, 2014, the defendants removed the Bekkerman action to the United States District Court for the Southern District of New York, and requested that it be designated as related to the Consolidated Federal Action. On June 3, 2014, the United States District Court for the Southern District of New York accepted the designation of the Bekkerman Complaint as related to the Consolidated Federal Action. On July 21, 2014, the Court issued an order consolidating the Bekkerman action into the Consolidated Federal Action for all purposes.

On July 25, 2014, the defendants reached an agreement in principle with the plaintiffs to settle the Consolidated Federal Action. The settlement remains subject to appropriate documentation by the parties and approval by the Court. As part of the settlement, the Company agreed to make certain supplemental disclosures to Tower shareholders on Form 8-K, which was filed with the SEC on July 28, 2014. As set forth therein, the defendants deny all fault or liability and deny that they have committed any of the unlawful or wrongful acts alleged in the Merger Complaints or otherwise in relation to the Merger Agreement, or any of the events or actions related thereto, and specifically deny that any further disclosure was required to supplement the Proxy Statement under any applicable rule, statute, regulation or law. The Company agreed to provide those supplemental disclosures solely to minimize the cost of defending the litigation and to permit the special general meeting and stockholder vote to proceed without delay.

On July 29, 2014, the Court ordered that the Consolidated Federal Action be discontinued with prejudice but without costs, providing, however, that counsel for plaintiffs could apply by letter for restoration of the action to the calendar within 30 days of the order, in which event the action will be restored.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2014, the Company purchased zero shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2008 Long Term Equity Compensation Plan (the “2008 LTEP”). The shares were withheld at the direction of the employees as permitted under the 2008 LTEP in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

On May 7, 2013, Tower’s Board of Directors approved a $50 million share repurchase program. No shares of common stock have been purchased under this program.

For the three months ended June 30, 2014, there were no stock repurchases made either under publically announced repurchase plan or programs or to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.

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

During the fiscal years ended December 31, 2013 and 2012 and the subsequent period through May 9, 2014, there were “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) related to the material weaknesses in the Company’s internal control over financial reporting disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”) and Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report”). As disclosed in the 2012 Annual Report, the Company concluded that material weaknesses existed as of December 31, 2012 related to (i) the loss reserve estimation process and (ii) the premium receivables accounts reconciliation process. Additionally, a material weakness related to recording an out of period income tax adjustment arising from prior acquisitions also existed during the year ended December 31, 2012. As disclosed in the 2013 Annual Report, the Company concluded that material weaknesses existed as of December 31, 2013 related to (i) the monitoring of other control activities, (ii) the loss reserve estimation process, (iii) the premiums receivable accounts reconciliation process, (iv) the impairment process of the long-lived tangible and intangible assets, (v) information technology general controls with respect to segregation of duties, restricted access to programs and data, and change management activities, (vi) the income tax valuation allowance estimation process and (vii) the period-end financial reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Audit Committee has discussed the material weaknesses in the Company’s internal control over financial reporting with PwC and has authorized PwC to respond fully to the inquiries of BDO USA, LLP (“BDO”) concerning such material weaknesses.

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

Tower Group International, Ltd.
Registrant

Date: August 21, 2014	/s/ William W. Fox, Jr.
President and Chief Executive Officer

Date: August 21, 2014	/s/ William E. Hitselberger
Executive Vice President and Chief Financial Officer